Form 10QSB
period 1999-06-30
VANADIUM INTERNATIONAL INC
filed 1999-10-08
CIK 1082706

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


Form 10-QSB

[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

          For the quarter ended June 30, 1999


[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from          to
Commission File No.

VANADIUM INTERNATIONAL, INC
---------------------------
(Name of Small Business Issuer in its Charter)
          NEVADA                                   88-0402908
          ---------------                     --------------------
     (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
      incorporation or organization)

                             5466 Canvasback Rd
                             Blaine, WA 98230
                        -----------------------------
                    (Address of Principle Executive Offices)

                    Issuer's Telephone Number:  (604) 683-6648

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.
          (1) Yes   X       No          (2)  Yes  X       No
                  ----        ----               ----    ----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date:

                      June 30, 1999:  Common Stock - 20,901,000

                    DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

      Transitional Small Business Issuer Format    Yes           No    X
                                                       -----          -----

                                VANADIUM INTERNATIONAL, INC.
                                     TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                         PAGE

Item 1.  Financial Statements:

Balance Sheets as of June 30, 1999 and December 31, 1998                   6

Statements of Operations for the three months ended
June 30, 1999 and June 30, 1998 and the six months ended
June 30, 1999 and June 30, 1998 and from Inception through
June 30, 1999                                                              7

Statements of Cash Flow for the three months ended
June 30, 1999 and June 30, 1998 and the six months ended
June 30, 1999 and June 30, 1998 and from Inception through
June 30, 1999                                                              8

Notes to Financial Statements for the three months ended
June 30, 1999 and June 30, 1998 and the six months ended
June 30, 1999 and June 30, 1998 and from Inception through
June 30, 1999                                                             10

Item 2.  Management's Plan of Operations                                  11

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults upon Senior Securities                                 12

Item 4.   Submission of Matters to a Vote of Securities Holders           12

Item 5.   Other Information                                               12

Item 6.   Exhibits and Reports on Form 8 - K                              12

Signatures                                                                12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

June 30, 1999 and December 31, 1998

                                    ASSETS

CURRENT ASSETS                                  JUNE 30,1999     DEC 31,1998

  CASH                                          $     1,081      $    17,455
  PREPAID EXPENSES                                        -                -
                                                ------------     ------------
    TOTAL CURRENT ASSETS                        $     1,081      $    17,455

MINERAL ACQUISITIONS
  MINERAL PROPERTY                              $   100,000      $   100,000
  DEFERRED EXPLORATION                                1,175                -
                                                ------------     ------------
    TOTAL ASSETS                                $   102,256      $    17,455
                                                ------------     ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                              $    23,326      $    25,821
  DUE TO RELATED PARTIES                             16,978            4,671
  OTHER LIABILITIES                                   3,772                -
                                                ------------     ------------
    TOTAL CURRENT LIABILITIES                   $    44,076      $    30,492
                                                ------------     ------------
NOTES PAYABLE                                             -                -
                                                ------------     ------------
    TOTAL LIABILITIES                           $    44,076      $    30,492
                                                ------------     ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:
  80,000,000 common shares, $0.01 par value
  20,000,000 preferred shares, $0.01 par value
  ISSUED:
    20,901,000 common shares                    $    23,610      $    23,430

     CONTRIBUTED SURPLUS                            125,890          117,070
     DEFICIT ACCUMULATED DURING THE
      DEVELOPMENT STAGE                          (   91,320)     $   (53,537)
                                                ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            58,180           86,963
                                                ------------     ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                  $   102,256      $   117,455
                                                ------------     ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.

                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH JUNE 30, 1999

                                UNAUDITED

                                                                                 AUGUST 24 1998
                   THREE MONTHS    THREE MONTHS    SIX MONTHS     SIX MONTHS     (DATE OF
                  ENDED JUNE 30    ENDED JUNE 30   ENDED JUNE 30  ENDED JUNE 30  INCEPTION TO
                       1999             1998            1999           1998      JUNE 30,1999)
SALES                     -                -               -              -             -
COST OF SALES             -                -               -              -             -
                   ------------     ------------   ------------   ------------    -------------
GROSS PROFIT              -                -               -              -             -

OPERATING EXPENSES   $ 16,672         $    -         $ 37,783       $     -         $ 72,376
 EXPLORATION & DEV        -                -               -              -           18,944
                   ------------     ------------   ------------   ------------    -------------
NET (LOSS)           $(16,672)        $    -         $(37,783)      $     -         $(91,320)


BASIC AND DILUTED
   LOSS PER SHARE    $  (0.00)        $  (0.00)      $  (0.00)      $  (0.00)       $ (0.004)


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.

                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH JUNE 30, 1999

                                   UNAUDITED

                                                                                 AUGUST 24 1998
                   THREE MONTHS    THREE MONTHS    SIX MONTHS     SIX MONTHS     (DATE OF
                  ENDED JUNE 30    ENDED JUNE 30   ENDED JUNE 30  ENDED JUNE 30  INCEPTION TO
                       1999             1998            1999           1998      JUNE 30,1999)
CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS)             $(16,672)        $              $(37,783)      $     -         $(91,320)
  ADD: ITEMS NOT
  AFFECTING CASH

  SHARES ISSUED FOR
   EXPLOR. & DEV.      $    -                -               -              -           10,000
                     ------------     ------------   ------------   ------------    -------------
                       $(16,672)        $    -         $(37,783)      $     -         $(81,320)

CHANGES IN NON-CASH
 ITEMS
  DUE TO RELATED
   PARTIES                2,000              -           14,504             -           19,175
  ACCOUNTS PAYABLE        1,327              -           (4,692)            -           21,129
  OTHER LIABILITIES         -                -            3,772             -            3,772
  ACCOUNTS RECEIVABLE     4,000              -               -              -               -
                     ------------     ------------   ------------   ------------    -------------

NET CASH (USED) BY
OPERATING ACTIVITIES   $ (9,345)        $    -         $(24,199)            -         $(37,244)
                     ------------     ------------   ------------   ------------    -------------

CASH FLOW FROM
INVESTING ACTIVITIES

ACQUISITION OF
  MINERAL PROPERTY     $    -           $    -         $     -        $     -         $(50,000)
  MINERAL PROPERTY
    EXPLORATION            (63)              -           (1,175)            -           (1,175)
                     ------------     ------------   ------------   ------------    -------------

NET CASH (USED) BY
INVESTMENT ACTIVITIES  $   (63)              -           (1,175)            -          (51,175)
                     ------------     ------------   ------------   ------------    -------------

CASH FLOWS FROM
FINANCING ACTIVITIES

PROCEEDS FROM

ISSUANCE OF
COMMON SHARES         $     -           $    -         $  9,000       $     -         $ 89,500
                     ------------     ------------   ------------   ------------    -------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES  $     -           $    -         $  9,000       $     -         $ 89,500
                     ------------     ------------   ------------   ------------    -------------

NET INCREASE (DECREASE)
IN CASH               $ (9,408)         $    -         $(16,374)      $     -         $  1,081

CASH AT BEGINNING
OF PERIOD               10,489               -           17,455             -               -
                     ------------     ------------   ------------   ------------    -------------

CASH AT END
OF PERIOD             $  1,081          $    -         $  1,081       $     -         $  1,081
                     ------------     ------------   ------------   ------------    -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH JUNE 30, 1999.

1. BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2. FINANCING

                                  Common Shares                    Additional
                                       #          Par Value     paid-in Capital
                                  -------------  -----------    ---------------
Balance, December 31,1998           20,883,000    $ 23,430         $ 117,070
Issuance of shares:
 - pursuant to offering memorandum
   for cash   - at $0.50 per share      18,000    $    180         $   8,820
                                  -------------  -----------    ---------------
Balance, at June 30, 1999           20,901,000    $ 23,610         $ 125,890
                                  -------------  -----------    ---------------


The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise additional funds through private financings, or joint ventures to permit further property exploration and development of various properties, and to move one of its properties into the development and production stages within the next two years.

3.     RELATED PARTY TRANSACTIONS

     The Company was charged the following management fees and exploration and development expenses by two director of the company since inception:

            Management Fees                          $36,000
            Exploration and development expenses      16,819
                                                  ----------
                                                     $52,819
     Due to related parties as at June 30, 1999 includes $16,000 for unpaid management fees and $978 for unpaid exploration and development costs. These amounts are due to two directors of the company.

4.     DESCRIPTION OF SECURITIES

     The authorized capital of the Company consists of 80,000,000 shares of Common Stock, par value $.01, of which 20,901,000 are outstanding. The material terms of the securities are as follows:

     All of the authorized common shares of the Company are of the same class and, once issued, rank equally as to dividends, voting powers and participation in assets. Holders of common shares are entitled to one vote for each share held of record on all matters to be acted upon by the shareholders. Holders of common shares are entitled to receive such dividends as may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available therefrom. No shares have been issued subject to call or assessment. There are no preemptive or conversion rights and no provisions for redemption or purchase for cancellation, surrender, or sinking or purchase funds, nor any cumulative voting rights. The Directors of the Company may from time to time declare and authorize payment of dividends, as they deem advisable. Subject to the rights of members, all dividends on shares shall be declared and paid according to the number of shares held. No dividends have been declared since incorporation. The outstanding shares are fully paid and non-assessable.

     A class of preferred stock has been authorized with a par value of $0.01. No shares of preferred stock have been authorized for issuance by the Board of Directors as of the date of this statement. The rights, privileges and preferences of any series of preferred stock shall be determined by the Board of Directors at the time of issuance.

     There is no provision in the Company's Articles of Incorporation, as amended, or Bylaws that would delay, defer, or prevent a change in control of the Company.

5.     YEAR 2000 MATTERS

The inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process date fields containing a two digit year reference such as "00" for the year 2000 is commonly referred to as the Year 2000 issue. The primary Y2K risk to the Company's operations is service disruption from third party providers that supply equipment for the mining projects. Any disruption to these services would hinder the Company's ability to operate. Therefore, efforts are currently under way to obtain Y2K compliance certification from the Company's major equipment providers. Concern about potential problems has been raised, but commitment to compliance is beyond the Company's control.

     The Company has not yet approved a formal contingency plan for Y2K issues, however, a formal contingency plan is expected to be completed and approved during 1999.

Item 2.  Management's Plan of Operations

     The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. The Company has not yet had revenues from operations. Accordingly, the following information centers upon the Company's plan of operation.

          The Company owns the mineral rights and surface rights to three properties on which it believes are located commercially minable vanadium deposits. The three properties are referred to as the Gibellini, Bisoni, and Bisoni-McKay properties. The Company believes, based on a Pre-Feasibility Report and Pro Forma Cash Flow Study for the Gibellini-Bisoni-Bisoni Mckay Vanadium Deposits in Eureka and Nye Counties, Nevada for the Company by Jules Pierre LaPrairie, P.E., that the three properties contain approximately 19 to 21 million tons of 0.42% vanadium pentoxide hosted within Devonian black shale facies of the Woodruff formation (vanadium reserves).

     To date, $17,994 has been spent by the company on exploration and development expenses, including title research, claim staking and filing fees with the State of Nevada and Counties, annual rental payments to the Bureau of Land Management ($100 per claim), travel expenses for site visits to the property, library research and acquisition of reports, data and investigations from previous owners of the project.

     The Company intends to continue with exploration and development of its properties; although, the Company's focus for the next two years will be to have one of its properties move into the production stage. Additional exploration and development will occur on the first property to be exploited and on other Company properties.

Liquidity

     To date the Company's activities have been financed primarily through the sale of equity securities. No assurance can be given that the proceeds of the private offering of the Company's securities or any other source of funding described above will provide sufficient funds to undertake all of the Company's planned project expansion for the next twelve months. It is anticipated that significant additional funds will be required to complete the development of any commercially viable project. There can be no assurance that the Company will be able to obtain such additional financing, and whether the terms of such financing would be favorable to the Company. Failure to obtain such financing could be detrimental to the success of the project. No contracts or commitments have been entered into at this time.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item.2.   Changes in Securities and Use of Proceeds.

          During the second quarter of 1999, the Company did not issue any securities.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.


                                           Exhibit
          (a)     Exhibits.*               Number

                  None.

          (b) Reports on Form 8-K.


           * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                              SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VANADIUM INTERNATIONAL INC


Date:     9/29/99                          By: /s/ Kenneth B. Liebscher
                                             President and Director



Date:     9/29/99                          By: /s/ Dennis LaPrairie
                                             Secretary/Treasurer and Director