Form 10QSB
period 1999-09-30
VANADIUM INTERNATIONAL INC
filed 1999-11-16
CIK 1082706

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-QSB

[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

          For the quarter ended September 30, 1999


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

                    September 30, 1999:  Common Stock - 20,901,000

                    DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

      Transitional Small Business Issuer Format    Yes           No    X
                                                       -----          -----

                                VANADIUM INTERNATIONAL, INC.
                                     TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                         PAGE

Item 1.  Financial Statements:

Balance Sheets as of September 30, 1999 and December 31, 1998              5

Statements of Operations for the three months ended
September 30, 1999 and September 30, 1998 and the nine months ended September 30, 1999 and September 30, 1998 and from Inception through
September 30, 1999                                                         6

Statements of Cash Flow for the three months ended
September 30, 1999 and September 30, 1998 and the nine months ended September 30, 1999 and September 30, 1998 and from Inception through
September 30, 1999                                                         7

Notes to Financial Statements for the three months ended
September 30, 1999 and September 30, 1998 and the nine months ended September 30, 1999 and September 30, 1998 and from Inception through
September 30, 1999                                                         8

Item 2.  Management's Plan of Operations                                  10

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings                                               10

Item 2.   Changes in Securities                                           10

Item 3.   Defaults upon Senior Securities                                 10
Item 4.   Submission of Matters to a Vote of Securities Holders           10

Item 5.   Other Information                                               10

Item 6.   Exhibits and Reports on Form 8 - K                              10

Signatures                                                                10

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

Page 5
                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

September 30, 1999 and December 31, 1998

                                    ASSETS

CURRENT ASSETS                                  SEPT 30,1999     DEC 31,1998

  CASH                                          $       328      $    17,455
  PREPAID EXPENSES                                        -                -
                                                ------------     ------------
    TOTAL CURRENT ASSETS                        $       328      $    17,455

MINERAL ACQUISITIONS
  MINERAL PROPERTY                              $   100,000      $   100,000
  DEFERRED EXPLORATION                                4,775                -
                                                ------------     ------------
    TOTAL ASSETS                                $   105,103      $    17,455
                                                ------------     ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                              $    26,243      $    25,821
  DUE TO RELATED PARTIES                             28,978            4,671
  OTHER LIABILITIES                                   3,772                -
  SHAREHOLDER LOANS                                   3,600                -
                                                ------------     ------------
    TOTAL CURRENT LIABILITIES                   $    62,593      $    30,492
                                                ------------     ------------
NOTES PAYABLE                                             -                -
                                                ------------     ------------
    TOTAL LIABILITIES                           $    62,593      $    30,492
                                                ------------     ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:
  80,000,000 common shares, $0.01 par value
  20,000,000 preferred shares, $0.01 par value
  ISSUED:
    20,901,000 common shares                    $    23,610      $    23,430

     CONTRIBUTED SURPLUS                            125,890          117,070

     DEFICIT ACCUMULATED DURING THE
      DEVELOPMENT STAGE                          (  106,990)     $   (53,537)
                                                ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            42,510           86,963
                                                ------------     ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                  $   105,103      $   117,455
                                                ------------     ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.

                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 1999

                                UNAUDITED

                                                                                 AUGUST 24 1998
                   THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS     (DATE OF
                  ENDED SEPT 30    ENDED SEPT 30   ENDED SEPT 30  ENDED SEPT 30  INCEPTION TO
                       1999             1998            1999           1998      SEPT 30,1999)
SALES                     -                -               -              -             -
COST OF SALES             -                -               -              -             -
                   ------------     ------------   ------------   ------------     ------------
GROSS PROFIT              -                -               -              -             -

OPERATING EXPENSES   $ 15,670         $    -         $ 53,453       $     -        $  88,046
 EXPLORATION & DEV        -                -               -              -           18,944
                   ------------     ------------   ------------   ------------     ------------
NET (LOSS)           $(15,670)        $    -         $(53,453)      $     -        $(106,990)


BASIC AND DILUTED
   LOSS PER SHARE    $  (0.00)        $  (0.00)      $  (0.00)      $  (0.00)      $  (0.004)


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Page 7
                          VANADIUM INTERNATIONAL, INC.

                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 1999

                                   UNAUDITED

                                                                                 AUGUST 24 1998
                   THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS     (DATE OF
                  ENDED SEPT 30    ENDED SEPT 30   ENDED SEPT 30  ENDED SEPT 30  INCEPTION TO
                       1999             1998            1999           1998      SEPT 30,1999)
CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS)             $(15,670)        $              $(53,453)      $     -         $(106,990)
  ADD: ITEMS NOT
  AFFECTING CASH

  SHARES ISSUED FOR
   EXPLOR. & DEV.      $    -                -               -              -            10,000
                     ------------     ------------   ------------   ------------    -------------
                       $(15,670)        $    -         $(53,453)      $     -         $ (96,990)

CHANGES IN NON-CASH
 ITEMS
  DUE TO RELATED
   PARTIES               12,000              -           26,504             -            31,175
  ACCOUNTS PAYABLE        2,917              -           (1,775)            -            24,046
  OTHER LIABILITIES         -                -            3,772             -             3,772
  ACCOUNTS RECEIVABLE
   DUE TO SHAREHOLDER'S   3,600              -            3,600             -             3,600
                     ------------     ------------   ------------   ------------    -------------

NET CASH (USED) BY
OPERATING ACTIVITIES   $ (2,847)        $    -         $(21,352)            -         $ (34,397)
                     ------------     ------------   ------------   ------------    -------------

CASH FLOW FROM
INVESTING ACTIVITIES

ACQUISITION OF
  MINERAL PROPERTY     $    -           $(50,000)      $     -        $(50,000)        $(50,000)
  MINERAL PROPERTY
    EXPLORATION         (3,600)              -           (4,775)            -            (4,775)
                     ------------     ------------   ------------   ------------    -------------

NET CASH (USED) BY
INVESTMENT ACTIVITIES  $(3,600)          (50,000)        (4,775)       (50,000)         (54,775)
                     ------------     ------------   ------------   ------------    -------------

CASH FLOWS FROM
FINANCING ACTIVITIES

PROCEEDS FROM

ISSUANCE OF
COMMON SHARES         $     -           $ 50,000       $  9,000       $ 50,000         $ 89,500
                     ------------     ------------   ------------   ------------    -------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES  $     -           $ 50,000       $  9,000       $ 50,000         $ 89,500
                     ------------     ------------   ------------   ------------    -------------

NET INCREASE (DECREASE)
IN CASH               $   (753)         $    -         $(17,127)      $     -          $    328

CASH AT BEGINNING
OF PERIOD                1,081               -           17,455             -                -
                     ------------     ------------   ------------   ------------    -------------

CASH AT END
OF PERIOD             $    328          $    -         $    328       $     -          $    328
                     ------------     ------------   ------------   ------------    -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 1999.

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

2. FINANCING

                                  Common Shares                    Additional
                                       #          Par Value     paid-in Capital
                                  -------------  -----------    ---------------
Balance, December 31,1998           20,883,000    $ 23,430         $ 117,070
Issuance of shares:
 - pursuant to offering memorandum
   for cash   - at $0.50 per share      18,000    $    180         $   8,820
                                  -------------  -----------    ---------------
Balance, at September 30, 1999      20,901,000    $ 23,610         $ 125,890
                                  -------------  -----------    ---------------


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

3.     RELATED PARTY TRANSACTIONS

     The Company was charged the following management fees and exploration and development expenses by two director of the company since inception:

            Management Fees                          $48,000
            Exploration and development expenses      16,819
                                                  ----------
                                                     $64,819
     Due to related parties as at September 30, 1999 includes $28,000 for unpaid management fees and $978 for unpaid exploration and development costs. These amounts are due to two directors of the company.

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

Item 2.  Management's Plan of Operations

     The Company is in its initial stages of exploration with no revenues or income and is subject to all the risks inherent in the creation of a new business. The Company has not yet had revenues from operations. Accordingly, the following information centers upon the Company's plan of operation.

          The Company owns the mineral rights and surface rights to three properties on which it believes are located commercially mineable vanadium deposits. The three properties are referred to as the Gibellini, Bisoni, and Bisoni-McKay properties. The Company believes, based on a Pre-Feasibility Report and Pro Forma Cash Flow Study for the Gibellini, Bisoni, Bisoni-Mckay Vanadium Deposits in Eureka and Nye Counties, Nevada for the Company by Jules Pierre LaPrairie, P.E., that the three properties contain approximately 19 to 21 million tons of 0.42% vanadium pentoxide hosted within Devonian black shale facies.

     To date, $23,719 has been spent by the company on exploration and development expenses, including title research, claim staking and filing fees with the State of Nevada and Counties, annual rental payments to the Bureau of Land Management ($100 per claim), travel expenses for site visits to the property, library research and acquisition of reports, data and investigations from previous owners of the project.

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

                                             VANADIUM INTERNATIONAL INC


Date:    11/10/99                          By: /s/ Kenneth B. Liebscher
                                             President and Director



Date:    11/10/99                          By: /s/ Dennis LaPrairie
                                             Secretary/Treasurer and Director