Form 10-K
period 1999-12-31
VANADIUM INTERNATIONAL INC
filed 2000-04-12
CIK 1082706

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     UNDER SECTION 12(B) OR (G) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                          VANADIUM INTERNATIONAL, INC.
                          ----------------------------
                 (Name of Small Business Issuer in its charter)

      NEVADA                                          88-0402908
 ----------------                           --------------------------
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


   5466 CANVASBACK ROAD, BLAINE, WASHINGTON               98230
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                  ISSUER'S TELEPHONE NUMBER: (360) 371-5061


     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH
     TO BE SO REGISTERED                      EACH CLASS IS TO BE REGISTERED

            NONE
----------------------------                 ----------------------------------

            NONE
----------------------------                 ----------------------------------


    SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                            COMMON STOCK
--------------------------------------------------------------------------------
                           (TITLE OF CLASS)
                                NONE
--------------------------------------------------------------------------------

                           (TITLE OF CLASS)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding as of December 31, 1999: 20,883,000.

DOCUMENTS INCORPORATED BY REFERENCE
A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format     Yes           No    X
                                                  -----         -----

                           EXHIBIT INDEX IS ON PAGE 16

                          VANADIUM INTERNATIONAL, INC.
TABLE OF CONTENTS

PART I
ITEM 1.   Business                                                            4

ITEM 2.   Properties                                                          9

ITEM 3.   Legal Proceedings                                                  11

ITEM 4.   Submission of Matters to a Vote of Security Holders                11

PART II

ITEM 5.   Market for Registrant's Common Equity and Related
           Shareholder Matters                                               11

ITEM 6.   Selected Financial Data                                            12

ITEM 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12

ITEM 8.   Financial Statements and Supplementary Data                        13

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              13

PART III

ITEM 10.  Directors and Executive Officers of the Registrant                 13

ITEM 11.  Executive Compensation                                             14

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management     14

ITEM 13.  Certain Relationships and Related Transactions                     15

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    15

                                     PART I.
ITEM 1.  DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

     This Registration Statement contains certain forward-looking statements that involve risks and uncertainties. The actual results of the Company could differ materially from those anticipated in these forward-looking statements as a result of factors including those set forth in Risk Factors and elsewhere in this Registration Statement.

GLOSSARY OF MINING TERMS

The following terms used in this registration statement shall have the meaning set forth in this glossary.

Biological Leaching    Ores which contain low valency metal oxides require
                       lengthy microbial biologic activity to completely oxidize and solubilize the metals for chemical leaching.

Breccia A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Deposit A "mineralized material" or "vanadium deposit" as used herein, means a mineralized body, which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under Securities Exchange Commission standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries and other such material factors, concludes economic feasibility.

Diamond Drill          A rotary type of rock drill that cuts a core of rock that
                       is recovered in long cylindrical sections, two centimeters or more in diameter.

Dilution (mining) Rock that is, by necessity, removed along with the ore in the mining process, subsequently lowering the grade of the ore.

Drift A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Exploration            Work involved in searching for ore, usually by drilling
                       or driving a drift.

Facies An association of rocks each consisting of minerals, most commonly three or four, that exist together and have been formed within a relatively limited range of temperature and pressure.

Heap Leaching          A process involving the percolation of a cyanide solution
                       through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

Pregnant Solution      A solvent solution which has been applied to ores or
                       concentrates and contains the valuable metals in ionic form. A solvent solution, which has not acted upon the ores or concentrates and contains no metal values, is called Barren Solution.

Reverse Circulation    A drilling method, utilizing compressed air and a dual
                       walled string of drilling tools wherein the compressed air travels to the drill bit through the outer pipe and returns, with the drill cuttings, through the inner pipe, avoiding contamination of the samples.

Transition Zone        A zone in an orebody situated between the upper oxidized
                       zone and the lower sulphide zone, containing partially oxidized minerals.

Trend The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.

Unpatented Mining
 Claim A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

THE COMPANY

Vanadium International, Inc. (the Company) is a natural resource company engaged in the acquisition, exploration, and, if warranted, development of its resource properties in the state of Nevada. The Company was originally incorporated on August 24, 1998 as U.S. Vanadium, Inc., and commenced its operation at that date. The Company changed its name to Vanadium International, Inc. on February 24, 1999.

     The Company is in the exploration stage and is in the process of demonstrating the feasibility of exploiting vanadium deposits on its properties. The Company's success will be dependent upon the feasibility of economically recovering vanadium from its properties, obtaining the necessary financing to develop its properties, and the profitable production of vanadium or the sale of its properties at a profit. It has not yet determined whether these properties
contain vanadium deposits that are economically recoverable.   The Company's
current focus is to have one of the Company's properties move from the exploration stage and, if warranted, to the development and production stages within the next two years. See Description of Property.

      By a purchase agreement dated September 18, 1998, the Company acquired a 100% interest in three mineral claims properties located in Nevada comprising 36 unpatented lode-mining claims. The Bisoni and Gibellini claims are located in Eureka County and the Bisoni-McKay is located in Nye County. To acquire the properties, the Company delivered 15,000,000 of the Company's common shares (deemed value $50,000) and agreed to pay $50,000 cash. At June 30,1999, the Company has paid $34,000 and accrued $16,000 in accounts payable.

       The properties, the Gibellini, Bisoni and Bisoni-McKay contain approximately 19 to 21 million tons of 0.42% vanadium pentoxide hosted within Devonian black shale facies. Further drilling in the three deposits will be necessary to determine if there is an increase in tonnage and to ascertain the average grade of the mineral deposit. The Company intends to first complete exploration drilling and metallurgical testing of the Bisoni-McKay deposit to determine whether the vanadium deposits are economically recoverable.

     Phase I of the exploration program would consist of: installation of survey control, aerial photography and production of 1 inch equals 40 feet topographic maps; detailed geologic mapping of the property in general and mapping and sampling of the mineralized zone; backhoe cleanout of existing trenches, bulk sampling and metallurgical column leach testing. This phase would take approximately 12 months to complete.


     Phase II of the exploration program would consist of a 7,500 ft. reverse circulation drilling campaign. Drilling would take place in the late spring and would continue for three months, assaying and evaluation of the results would take another six months.

     Phase III of the exploration program would consist of an Environmental Impact Study and a Preliminary Feasibility Study. This is expected to take at least 12 months to complete. Environmental background data collection could begin concurrent with Phase II.

     Subsequent to the acquisition of the properties, the Company has issued 5,901,000 common shares through private offerings under Rule 504 of Regulation
D and for services rendered. (see Part II, Item 5). An offering memorandum dated November 23, 1998 for the issuance of up to 600,000 common shares at $0.50 per share was undertaken by the Company. The Company has received $59,500 as subscriptions pursuant to this offering, issuing 119,000 shares. Total shares issued to October 1999 are 20,901,000 common shares. There have been no preferred shares issued.

     The Company intends to raise additional funds through private financings, or joint ventures to permit further property exploration and, if warranted, development of various properties, and to move one of its properties into the development and production stages within the next two years. No assurance can be given that the Company will be able to raise the needed capital to develop its properties. Failure to raise such financing could be detrimental to the success of the Company. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's executive office is located at 5466 Canvasback Road, Blaine, Washington 98230. Its telephone number is (360) 371-5061.

VANADIUM

     Vanadium is one of the less well know of the chemical elements; however, it is found throughout nature and has many important uses, both for industry and consumers.

     In industry, vanadium is primarily used as an alloying agent for iron and steel. It acts as a carbide stabilizer and, as such, it can improve the strength and toughness as well as the rust-resistance of steel. This quality makes it useful for producing steel to be used in manufacturing such things as high-speed tools. Scientists have also found that the structural strength and low-fission neutron cross section of vanadium makes it extremely useful in nuclear applications.

     Approximately 80% of vanadium in the marketplace is found in the form of a vanadium derivative, ferrovanadium, used primarily in metallurgical applications. Another derivative, pentoxide, is used primarily in ceramics and as a catalyst. Vanadium and its derivatives are also used in dyeing and printing fabrics and in the production of the chemical agent, aniline black.

     Worldwide, there are seven countries (including the United States) that produce vanadium. This production occurs mainly through the recovery of vanadium from ores, concentrates, slag, or petroleum residues. The largest vanadium-producing nations are South Africa, Russia, and China. The production of vanadium has continued to increase as the worldwide economy has improved. This has been especially true in countries with growing construction and automobile industries. There currently exists a reserve base of more than 27 million metric tons of vanadium that by itself could satisfy world demand for some time given the present rate of consumption.

     U.S. production of vanadium has come mainly from implementing recovery processes on industrial waste such as vanadium-bearing ferrophosophorus slag, iron slag, fly ash, petroleum residues, and spent catalysts. There are currently eight U.S. firms, located in Arkansas, Idaho, Louisiana, Texas and Utah, that recover vanadium and produce the vanadium derivatives described above as well as vanadium-bearing chemicals or specialty alloys. There is only a negligible amount of vanadium recovered from recycling and this mostly from small amounts of vanadium-based catalysts and vanadium-aluminum alloy.

     South Africa has traditionally been the leading supplier of vanadium slag and pentoxide. However, South Africa began recently to process more and more of its supply for various internal applications, especially the production of ferrovanadium. Consequently, economists expect that in the future there will be less vanadium available for export from South Africa than in the recent past. This development could have a wide-range effect on vanadium supply around the world and may cause, for example, European ferrovanadium converters to increasingly consider other sources of vanadium such as petroleum coke, recycled catalysts and ashes.

     In the near term, economists expect that the vanadium market will continue to follow the cyclical pattern of the steel industry. Another impact on the worldwide supply of vanadium could come from a lower demand for carbon steel, especially in the industrialized countries. The carbon steel sector is the largest single economic sector for the consumption of vanadium. Economists believe that this sector faces slower rates of growth as steel usage declines in industrialized countries as a result of falling manufacturing output and increased production efficiency in all industries. In addition, carbon steels are increasingly being replaced with alloy steels in many applications. Columbium, manganese, molybdenum, titanium and tungsten are metals that are to some degree interchangeable with vanadium as alloying elements in steel. And platinum and nickel are replacements for vanadium compounds as catalysts in some chemical processes.

RISK FACTORS

     NO OPERATING HISTORY AND NO REVENUES. The Company is in its initial stages of exploration with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited to organizational activities, prospect development, and acquisition of leasehold interests, it has no record of any revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

     NEED FOR ADDITIONAL FUNDING TO IMPLEMENT BUSINESS PLAN. The Company believes it will need to raise additional funds in order to implement its business plan. The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. The sale of additional securities could result in a substantial dilution of the present equity interests of the Company's shareholders.

     VOLATILITY OF MINERAL MARKETS. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing market prices for vanadium, which can be extremely volatile. In addition to market factors, actions of governmental agencies can affect mineral prices. All of these factors are beyond the control of the Company. These external factors and the volatile nature of the commodity markets make it difficult to estimate future prices of vanadium. There is no assurance that current price levels can be sustained or that the Company will be able to produce vanadium on an economic basis in light of prevailing market prices. Any substantial or extended decline in the price of vanadium would have a material adverse effect on the Company's financial condition and results of operations, including reduced cash flow and borrowing capacity and could reduce both the value and the amount of the Company's vanadium deposits.

     UNINSURED RISKS. The Company may not be insured against losses or liabilities that may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.

     GOVERNMENT REGULATION. Mining operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mining operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal, state, or local authorities will not be changed or that any such changes would not have material adverse effects on the Company's activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on the Company. Additionally, the Company may be subject to liability for pollution or other environmental damages that it may elect not to insure against due to prohibitive premium costs and other reasons.

     NEED FOR ADDITIONAL KEY PERSONNEL. At present, the Company has no full-time employees. The success of the Company's proposed business will depend, in part, upon the Company's ability to attract and retain additional qualified employees, consultants, and third party service providers. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

     RELIANCE UPON DIRECTORS AND OFFICERS. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers who will exercise control over the day to day affairs of the Company, and upon its Directors, some of whom are engaged in other activities, and will devote limited time to the Company's activities. Currently several employees of the Company are not employed by the Company on a full-time basis and are serving in their respective capacities as consultants. This situation will continue until the Company's business warrants and the Company is able to afford an expanded staff. There can be no assurance given that the volume of business necessary to employ all essential personnel on a full time basis will be obtained nor that the Company's proposed operations will prove to be profitable. The Company will continue to be highly dependent on the continued services of its executive officers, and a limited number of other senior management and technical personnel. Loss of the services of one or more of these individuals could have a material adverse effect on the Company's operations.

     INDEMNIFICATION OF OFFICERS AND DIRECTORS FOR SECURITIES LIABILITIES. The Bylaws of the Company provide that the Company may indemnify any director, officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Nevada Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such officers, directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     COMPETITION.   The mining industry is an intensely competitive industry.
The Company will compete against established companies with significantly greater financial, marketing, personnel, and other resources than the Company. Accordingly, there is a high degree of competition for desirable mining leases, suitable prospects for drilling operations and necessary mining equipment, as well as for access to funds. There can be no assurance that the necessary funds can be raised or that any projected work will be completed. Such competition could have a material adverse effect on the Company's ability to execute its business plan as well as profitability.

     LIMITED MARKET FOR SECURITIES.   At present, no market exists for the
Company's Common Stock. Upon the filing of this Registration Statement, the Company intends to commence trading on the Nasdaq Over-the-Counter Bulletin Board (OTC/BB). There can be no assurance that trading will commence on the OTC/BB or that the OTC/BB will provide adequate liquidity or that a trading market will be sustained. A purchaser of stock may, therefore, be unable to resell shares purchased should the purchaser desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a trading market develops providing necessary and adequate liquidity for the trading of shares.

     CUMULATIVE VOTING, PREEMPTIVE RIGHTS AND CONTROL.   There are no preemptive
rights in connection with the Company's Common Stock. The stockholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for in the Company's Bylaws or under Nevada law. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     NO DIVIDENDS ANTICIPATED. At the present time, the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from the purchase thereof.

     OPERATING HAZARDS. The mining business involves certain operating hazards such as unusual or unexpected geological formations, power outages, labor disruptions, flooding, explosions, rock-bursts, cave-ins, landslides, inability to obtain suitable or adequate machinery, pollution, and other environmental hazards and risks, any of which could result in substantial losses to the Company. In addition, the Company may be liable for environmental damage to the property purchased or leased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in losses to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and losses. The Company may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable.

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This document contains forward-looking statements, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words believe, expect, anticipate, intends, forecast, project, and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements, as a result of the factors described under Risk Factors and elsewhere herein, including among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

GOVERNMENTAL APPROVAL

     The Company is in the process of obtaining all necessary governmental approvals for exploration of its properties in Nevada. If additional approvals are necessary for any development in the future, the Company intends to provide all the necessary information to regulatory authorities and adjust its exploration plans to enable it to obtain any requisite approvals. In the event the Company is not able to obtain the necessary approvals, the Company's development plans and operations could be negatively impacted.

GOVERNMENTAL REGULATION

     The mining industry is regulated in both on a federal and state level in the United States. The Company currently believes its operations on all of its properties are in compliance with all governmental regulations, and it intends to comply with all governmental regulations as it continues to explore, develop, and exploit its properties.

ITEM 2.  PROPERTIES

     The Company owns the mineral rights and surface rights to three properties on which it believes are located commercially minable vanadium deposits. The three properties are referred to as the Gibellini, Bisoni, and Bisoni-McKay properties. The Company believes, based on a Pre-Feasibility Report and Pro Forma Cash Flow Study for the Gibellini-Bisoni-Bisoni Mckay Vanadium Deposits in Eureka and Nye Counties, Nevada for the Company by Jules Pierre LaPrairie, P.E., that the three properties contain approximately 19 to 21 million tons of 0.42% vanadium pentoxide hosted within Devonian black shale facies of the Woodruff formation (vanadium mineralization).

     The Gibellini, Bisoni and Bisoni-McKay deposits are within a kerogen-rich sequence of black shales. The sequence is variably oxidized to 100 feet below the surface. A partially oxidized transition zone overlies unoxidized hard black shales. The main vanadiferous zone (0.35% V2O5) occurs immediately below the transition zone.

     The Gibellini and Bisoni deposits are flat lying and fault bounded and additional mineralization is not likely to be easily discovered. At the Bisoni-McKay deposit, this sequence of black shales outcrops and dips steeply to the east showing additional potential mineralization in that direction. Drilling, to date, has only probed this bedded structure to a depth of 150'.
The full extent of the structure, to depth, is unknown and could provide for additional mineralization, especially if folding occurs at depth.

     These additional deposits would be significant to the company's future business in that the life of the project would be extended bringing in additional cash flow. With additional deposits, a larger operation could be undertaken resulting in lower production costs and thus increased cash flow. Each additional 1,000,000 tons would extend the project life by 1.4 years. If the deposit continues to a depth of 300', an additional 6,000,000 tons may be found, extending the project life by 8.5 years. There is no assurance that these additional deposits will be found.

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

     The Company intends to continue with exploration and, if warranted, development of its properties; although, the Company's focus for the next two years will be to have one of its properties move into the production stage.

VANADIUM DEPOSITS

       The following deposits* have been reported by Noranda and Hecla Mining
Corporations:
                      ---------------------------------------------
                       PROPERTY          TONS                GRADE
                      ---------------------------------------------
                       Gibellini       12,000,000             0.43
                      ---------------------------------------------
                       Bisoni             260,000             0.41
                      ---------------------------------------------
                       Bisoni-McKay     6,100,000             0.39
                      ---------------------------------------------

     * These deposit size estimates do not represent mineable reserves as defined by the Securities and Exchange Commission, but are estimates of mineralized material for which tonnage continuity and grade are not well defined.

     The Bisoni-McKay property is the first deposit scheduled for exploration. The Bisoni-Mckay deposit measures 60 feet by 8,000 feet and averages 144 feet thick covering 390 acres. The vanadium mineralization reported for the Bisoni-McKay were based on a deposit estimate calculated in the 1970's by Hecla Mining Corp. based on 19 reverse circulation drill holes. The estimate and drill logs were subsequently reviewed by James Askew and Associates (1989) during their sampling evaluation of the property. Vanadium mineralization has been drilled over a distance of 8,000 feet with widths up to 95 feet. The oxidized zone is 144 feet thick and the orebody dips 40 degrees to 85 degrees to the east. This is considered to be an indicated resource.

     The Gibellini property claims are located in Eureka County, Nevada, and are estimated to contain ore deposits of 12 million tons. The Gibellini deposit measures approximately 2,400 feet by 1,200 feet and is approximately 200 feet thick covering some 66 acres. Ore deposits were calculated by Noranda based on 52 reverse circulation drill holes. An additional 19 holes were drilled by InterGlobe for metallurgical testing This is considered to be a measured resource.

The Bisoni property ore deposits were calculated by Noranda based on 47 drill holes. The ore deposit calculations are available and were reviewed by D.R. Morgan, P.E. (Askew, 1989). The Bisoni deposit measures 1,500' X 500' and averages 20' thick, covering 15 acres. This is considered to be a measured resource.

     Neither Noranda nor Hecla Mining Corporations is involved in the further exploration of these ore deposits. At the time of their exploration efforts, the price of vanadium was not sufficient to put the properties into production at a level of profitability to meet corporate objectives.

     See "Glossary" for a definition of deposit or vanadium mineralization.

METALLURGY

     Extensive metallurgical tests have been undertaken in the past. Studies to determine the optimum extractive process for the ores have not been completed. Early tests concentrated on roasting and high temperature acid leaching while later studies concentrated on acid heap or dump leaching.

     Initial studies by B.C. Research indicate that acceptable recoveries may be possible by heap or dump leaching with lower reagent consumption. Three column tests were performed on +3 mesh and +1/2 inch screen fractions from a 45kg sample. The -3 mesh fraction underwent a vat leach test. The leaching took place rapidly, with final recoveries completed in about 90 days. Acid consumption was approximately 150 lb/ton. The use of excess acid did not increase overall recovery or rate of recovery. The calculated acid requirement for a head grade of .607% V2O5 would be 136 lb/ton at 80% extraction. It was suggested that enrichment of the Vanadium content of pregnant solutions would be enhanced by applying pregnant solutions from mid-process heaps to new heaps. Often, when excess acid is used, the solution not needed to attack the metal is consumed by the clay minerals; often a lower acid concentration will be more effective in improving recoveries.

     Further metallurgical studies will be undertaken as soon as possible. The success of the whole project is dependent upon being able to achieve reasonable recoveries without excessive reagent consumption. Excessive reagent consumption could lead to high operating costs, which could adversely affect the profitability of the project.
All of these factors can materially affect the financial performance of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     The authorized capital of the Company consists of 80,000,000 shares of Common Stock, par value $.01, of which 20,883,000 are outstanding. The material terms of the securities are as follows:

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

     The Company's securities are not currently traded on any market, although the Company intends to commence trading on the OTC/BB during the first quarter of 2000.

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of December 31, 1999, the approximate number of record holders of the Company's Common Stock was 46.

ITEM 6. SELECTED FINANCIAL DATA

     An audited Report and Financial Statement, as of December 31, 1999 (the end of the second fiscal year of the Company), is set forth in Exhibit 99.1 to this Form 10-K. A Financial Data Schedule on the Company is set forth in Exhibit 27 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Company has not yet had revenues from operations. Accordingly, the following information centers upon the Company's plan of operation.

LIQUIDITY AND CAPITAL RESOURCES

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

     A summary of financing activities during the past year includes the items and matter outlined in Part II, Item 4, Recent Sales of Unregistered Securities.

     The Company will need to obtain additional funding to pursue its business strategy during the next fiscal year. At the present time, the Company anticipates seeking additional funding through additional private placements, joint venture agreements, production financing, and/or pre-sale loans. The Company's inability to raise additional capital to fund operations through the remainder of this year and through the next fiscal year could have a detrimental effect on the Company's ability to pursue its business plan and its viability.

RESULTS OF OPERATIONS

     The Company's financial performance is dependent on many external factors. World prices and markets for metals and minerals are cyclical, difficult to predict, volatile, subject to government fixing, pegging and/or controls, and respond to changes in domestic and international political, social and economic environments. Additionally the availability and costs of funds for production and other costs are increasingly difficult to project. All of these factors can materially affect the financial performance of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14, for the Financial Statement Schedules filed with Form 10-K Report. An index to the financial statement schedules required to be filed by Part II, Item 8 of this Form 10-K is set forth immediately before the attached financial statement schedule in Exhibit 99.1. of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's first fiscal year and up to the present time, the principal independent accountant for the Company has neither resigned (or declined to stand for reelection) nor been dismissed. The independent accountant for the Company is Amisano Hanson, Chartered Accountants. This firm was engaged on or about December 15, 1998. There have been no disagreements on accounting or financial disclosure.

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the Company's Directors and executive officers as of December 31, 1999 are listed below:

NAME                         AGE       POSITION WITH            FIRST ELECTED
                                       THE COMPANY
Kenneth B. Liebscher          57       President, C.E.O, Director       1998
George Weinstein              73       Vice President                   1998
Moshe C. Zefrani              50       Director                         1998
Dennis S. LaPrairie           46       Secretary, Treasurer,            1998
                                         and Director

     Kenneth B. Liebscher serves as a member of the Board of Directors and President of the Company since its formation in August 1998. Mr. Liebscher has been an international businessman with 28 years of securities and executive management experience. From 1968 to 1990, Mr. Liebscher was actively involved with Dentsply International, Inc., the world's largest dental products manufacturer. Mr. Liebscher also serves on the Board of Directors of Belmont Resources Inc., E.T.C. Industries Ltd., and Montoro Resources Inc. listed on the Canadian Venture Exchange; all involved with development of mineral resources.

     George Weinstein has been the Vice President of the Company since its formation in August 1998. Mr. Weinstein is self-employed as owner of Assistant Manager of Allied Salvage & Metals, Ltd., for 45 years until his semi-retirement in 1990. He remains active on a consulting basis.

     Moshe C. Zefrani has been a member of the Board of Directors of the Company since its formation in August 1998. He was born in Egypt where he trained in electrical engineering. Since moving to Canada over 20 years ago, Mr. Zefrani has been a self-employed electrical contractor.

     Dennis S. LaPrairie has been a member of the Board of Directors and as Secretary/Treasurer of the Company since its formation in August 1998. Mr. LaPrairie is a registered professional engineer and has been employed with the State of Nevada as an Environmental Engineer for the past five years. Prior to that time, Mr. LaPrairie was self-employed as a consulting engineer for 10 years. Mr. LaPrairie graduated from Mackay School of Mines with a Bachelor of Science degree in 1977. Dennis LaPrairie is the son of Jules P. LaPrairie, the mining consultant who prepared the pre-feasibility study on the company's property. Jules has represented that his relationship to Dennis did not impair his ability to perform an objective evaluation for purposes of the pre-feasibility study; however, the relationship of Jules to Dennis may present a potential conflict of interest.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

     The Board of Directors has the responsibility for establishing broad corporate policies and for overseeing the overall performance of the Company. However, in accordance with corporate legal principles, it is not involved in day-to-day operating details. Members of the Board are kept informed of the Company's business through discussions with the Chairman and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings.

     Board members are not presently compensated, but are reimbursed for their
expenses associated with attending Board meetings.   The Company has no standing
committees at this time.

ITEM 11. EXECUTIVE COMPENSATION

     The Company currently has two executive officers, Mr. Ken Liebscher and Mr. Dennis LaPrairie. Mr. Liebscher, the Company's Chief Executive Officer, had a one-year employment agreement with the Company providing for compensation at the rate of $48,000 per year. The Company's agreement with Mr. Liebscher terminated on October 1, 1999 and has been renewed on a month to month basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of the Company's shares as of March 31, 1999 for (i) each current Director and each nominee for Director (ii) each officer of the Company, (iii) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's shares, and (iv) all officers and Directors of the Company as a group.

     NAME AND ADDRESS OF
     BENEFICIAL OWNER (1)   BENEFICIALLY      NUMBER       PERCENT
                            OWNED(2)          OF SHARES    OF TOTAL (3)
     --------------------   ------------      ---------    ------------

     Kenneth B. Liebscher(4)                    -0-            0%
     George Weinstein (5)                       -0-            0%
     Moshe C. Zefrani (6)                       -0-            0%
     Dennis S. LaPrairie (7)                  100,000          *
     Medan Management Corp. (8)            15,000,000         72%
     Admiral House Ltd. (9)                 1,500,000          7%

     All officers and directors               100,000          *
     as a group

*  less than one percent
------------------------
(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table or family members have sole voting and investment power with respect to all shares owned by them.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised. As of the date of this Registration Statement, no options, warrants or rights to acquire shares have been granted.
(3)  Assumes 20,883,000 shares outstanding.
(4)  Mr. Liebscher's address is 5466 Canvasback Road, Blaine, Washington 98230.
(5) Mr. Weinstein's address is 11651 Twigg Place, Richmond, British Colombia V6Y 3N3.
(6) Mr. Zefrani's address is 5501 Adalbert, Suite 1404, Cote St. Luc, Quebec, Canada H4W 2B1.
(7) Mr. LaPrairie's address is 2525 Sharon Way, Reno, Nevada 89509. The address for Medan Management Corp. is c/o S.A. Mann, F.C.A. Chartered Accountant, 241 Maida Vale, London, England W9-1QJ. The address for Admiral House Ltd. is 94 Dowdeswell Street, P.O. #N-7521 Nassau, Bahamas.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dennis S. LaPrairie has been a member of the Board of Directors and has been Secretary/Treasurer of the Company since its formation in August 1998. (See
Item 5, Directors and Executive Officers).  Dennis LaPrairie is the son of Jules
P. LaPrairie, the mining consultant who prepared the pre-feasibility study on the company's property. Jules has represented that his relationship to Dennis did not impair his ability to perform an objective evaluation for purposes of the pre-feasibility study; however, the relationship of Jules to Dennis may present a potential conflict of interest.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     Exhibits
             None.

     (b)     Reports on Form 8-K.
             None

      (c)    Financial data Schedule
             See schedule 27 Below

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Blaine, State of Washington, on March 26, 2000.

     By:
          ------------------------------------
          Kenneth B. Liebscher,
          Chief Executive Officer, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                    TITLE                         DATE


                         President & Chief Executive Officer     March 26, 2000.
-------------------------
Kenneth B. Liebscher

                         Treasurer (Principal Accounting         March 26, 2000.
-------------------------
Dennis S. LaPrairie           Officer) and Director

                         Director                                March 26, 2000.
-------------------------
Moshe C. Zefrani

INDEX TO EXHIBITS



The following exhibits are filed herewith as part of this Registration statement:

     3.1     Articles of Incorporation, as amended                    (1)
     3.2     Certificate of Amendment of Articles of Incorporation    (1)
     3.3     Bylaws                                                   (1)
     10.1    Employment Agreement with Kenneth Liebscher              (1)
     10.2    Purchase Agreement with Medan Management Corp.           (1)
     27      Financial Data Schedule                                   See Below
     99.1    Report and Financial Statements dated December 31, 1999   See Below

     (1) Filed with the Company's registration statement on Form 10SB12G/A dated 9/14/99 and incorporated by reference.

EXHIBIT 99.1

REPORT AND FINANCIAL STATEMENT DATED DECEMBER 31, 1999


                          VANADIUM INTERNATIONAL, INC.

                          (formerly US Vanadium Corp.)

                         (An Exploration Stage Company)

                        REPORT AND FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

                            (Stated in US Dollars)
                             --------------------

TERRY AMISANO LTD.                                                AMISANO HANSON
KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS

                               AUDITORS' REPORT

To the Stockholders,
Vanadium International, Inc.
(formerly US Vanadium Corp.)

We have audited the balance sheets of Vanadium International, Inc. (formerly US Vanadium Corp.) (An Exploration Stage Company) as at December 31, 1999 and 1998 and the statements of loss and deficit accumulated during the exploration stage, stockholders' equity and cash flows for the year ended December 31, 1999 and the period August 24, 1998 (Date of Incorporation) to December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period August 24, 1998 (Date of Incorporation) to December 31, 1998, in accordance with generally accepted accounting principles in the United States.

Vancouver, Canada                                             /s/ AMISANO HANSON
April 7, 2000                                              Chartered Accountants

Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Conflict
-------------------------------------------------------------------------

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is substantial doubt about a company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. As discussed in Note 1 to the accompanying financial statements in respect of the company's working capital deficiency and recurring losses from operations, substantial doubt about the company's ability to continue as a going concern exists. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our report to the stockholders dated April 7, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

Vancouver, Canada                                             /s/ AMISANO HANSON
April 7, 2000                                              Chartered Accountants

 SUITE 604 - 750 WEST PENDER STREET, VANCOUVER,      TELEPHONE:   (604) 689-0188
 BC, CANADA, V6C 2T7                                 FACSIMILE:   (604) 689-9773
                                                     E-MAIL:    amishan@istar.ca

                          VANADIUM INTERNATIONAL, INC.
                          (formerly US Vanadium Corp.)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Stated in US Dollars)
                              --------------------


                                       ASSETS
                                       ------

                                                          1999         1998
                                                          ----         ----
Current
   Cash                                                $      90      $  17,455

Mineral property - Note 3                                100,000        100,000
                                                        --------       --------
                                                       $ 100,090      $ 117,455
                                                        ========       ========

                                      LIABILITIES
                                      -----------
Current
   Accounts payable - Note 3                           $  40,099      $  25,821
   Due to related parties - Note 5                        42,885          4,671
                                                        --------       --------
                                                          82,984         30,492
                                                        --------       --------

                                  STOCKHOLDERS' EQUITY
                                  --------------------
Share capital
  Authorized:
   80,000,000 common shares, $0.01 par value
   20,000,000 preferred shares, $0.01 par value
  Issued:
   20,901,000 common shares - Note 4                     149,500        149,500
Deficit accumulated during the exploration stage       ( 132,394)       (53,537)
                                                        --------       --------
                                                          17,106         86,963
                                                        --------       --------

                                                       $ 100,090      $ 117,455
                                                        ========       ========

Nature and Continuance of Operations - Note 1
Commitments - Note 4

APPROVED BY THE DIRECTORS:




/s/ Kenneth B. Liebscher, Director             /s/ Dennis S. LaPrairie, Director
------------------------                       -----------------------

                                SEE ACCOMPANYING NOTES

                          VANADIUM INTERNATIONAL, INC.
                          (formerly US Vanadium Corp.)
                         (An Exploration Stage Company)
                         STATEMENTS OF LOSS AND DEFICIT
                   ACCUMULATED DURING THE EXPLORATION STAGE
                     for the year ended December 31, 1999,
   for the period August 24, 1998 (Date of Incorporation) to December 31, 1998 and for the period August 24, 1998 (Date of Incorporation) to December 31, 1999
                              (Stated in US Dollars)
                               --------------------


                                              August 24, 1998   August 24, 1998
                                    Year         (Date of          (Date of
                                   Ended     Incorporation) to Incorporation) to
                                December 31,   December 31,       December 31,
                                   1999           1998                 1999
                                   ----           ----                 ----
Expenses
   Consulting fees              $     1,969      $      -           $    1,969
   Exploration and
    development expenses
    - Note 5                          4,775           18,944            23,719
   Filing fees                          709             -                  709
   Interest and bank charges            235               59               294
   Legal and accounting              16,851           18,992            35,843
   Management fees - Note 5          48,000           12,000            60,000
   Office                             5,087            1,952             7,039
   Travel                               136            1,590             1,726
   Transfer agent                     1,095             -                1,095
                                 ----------       ----------         ---------
Net loss for the period              78,857           53,537           132,394

Deficit, beginning of the period     53,537             -                 -
                                 ----------       ----------         ---------
Deficit, end of the period      $   132,394      $    53,537        $  132,394
                                 ==========       ==========         =========
Loss per share                  $      -         $      -
                                 ==========       ==========
Weighted average number
 of shares outstanding           20,895,329       13,594,713
                                 ==========       ==========


                                SEE ACCOMPANYING NOTES

                          VANADIUM INTERNATIONAL, INC.
                          (formerly US Vanadium Corp.)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                     for the year ended December 31, 1999,
  for the period August 24, 1998 (Date of Incorporation) to December 31, 1998 and for the period August 24, 1998 (Date of Incorporation) to December 31, 1999
                            (Stated in US Dollars)
                             --------------------


                                              August 24, 1998   August 24, 1998
                                    Year         (Date of          (Date of
                                   Ended     Incorporation) to Incorporation) to
                                December 31,   December 31,       December 31,
                                   1999           1998                 1999
                                   ----           ----                 ----

Cash Flows from Operating
  Activities
   Net loss for the period      $   (78,857)     $   (53,537)       $ (132,394)
   Add: adjustment to
    reconcile net loss
    to net cash used
    in operations:
   Common stock issued in
    consideration for
    exploration and
    exploration expenses               -              10,000            10,000
                                 ----------       ----------         ---------
                                    (78,857)         (43,537)         (122,394)
   Changes in non-cash
    working capital balances
    related to operations:
   Accounts payable                  14,278           25,821            40,099
   Due to related parties            38,214            4,671            42,885
                                 ----------       ----------         ---------
                                    (26,365)         (13,045)          (39,410)

Cash Flows from Financing
 Activity
   Issue of common stock for cash     9,000           80,500            89,500

Cash Flows used in Investing
 Activity
   Mineral property acquisition        -             (50,000)          (50,000)

Net increase in cash during
 the period                         (17,365)          17,455                90

Cash, beginning of the period        17,455             -                 -
                                 ----------       ----------         ---------

Cash, end of the period          $       90      $    17,455        $       90
                                  =========       ==========         =========

Supplemental Disclosure
-----------------------
Non-cash Transactions
---------------------
 - On September 23, 1998, the company issued 1,500,000 shares and on October 7, 1998 issued an additional 13,500,000 shares as stock dividends to total 15,000,000 shares at a deemed price of $0.00333. These shares were issued to acquire mineral properties located in Nevada at a value of $50,000.

 - On October 2, 1998, the company issued 100,000 shares at $0.25 in consideration for exploration and development expenses valued at $10,000. $15,000 was charged to additional paid-in capital.

                                SEE ACCOMPANYING NOTES

                          VANADIUM INTERNATIONAL, INC.
                          (formerly US Vanadium Corp.)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
  for the period August 24, 1998 (Date of Incorporation) to December 31, 1999
                             (Stated in US Dollars)
                              --------------------



                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                      Common Shares     Paid-in       Development
                      #      Par Value  Capital          Stage          Total
                    ------   ---------  -------          -----          -----

Shares issued
 for seed capital
 - at $0.025        560,000   $   5,600    $   8,400     $     -      $  14,000
Shares issued
 for  property -
 at $0.0333       1,500,000      15,000       35,000           -         50,000
9:1 stock
 dividend        18,540,000        -            -              -           -
Shares issued
 pursuant to
 offering
 memorandum
 - at $0.50          83,000         830       40,670           -         41,500
Shares issued
 for services
 - at $0.25         100,000       1,000       24,000           -         25,000
Shares issued
 for less than
 cost                  -           -         (15,000)          -        (15,000)
Shares issued
 for cash
 - at $0.25         100,000       1,000       24,000           -         25,000
Net loss for
 the period            -           -            -           (53,537)    (53,537)
                 ----------    --------     --------      ---------   ---------
Balance, as
 at December
 31, 1998        20,883,000      23,430      117,070        (53,537)     86,963
Shares issued
 for cash
 pursuant to
 an offering
 memorandum -
 at $0.50            18,000         180        8,820           -          9,000

Net loss for
 the year              -           -            -           (78,857)    (78,857)
                 ----------    --------     --------      ---------   ---------

Balance, as
 at  December
 31, 1999        20,901,000   $   23,610   $ 125,890     $ (132,394) $   17,106
                 ==========    =========    ========      =========   =========

                                  SEE ACCOMPANYING NOTES

                          VANADIUM INTERNATIONAL, INC.
                          (formerly US Vanadium Corp.)
                         (An Exploration Stage Company)
                       Notes to the Financial Statements
                     for the year ended December 31, 1999
 and for the period August 24, 1998 (Date of Incorporation) to December 31, 1998
                               (Stated in US Dollars)
                                --------------------


Note 1  Nature and Continuance of Operations
        ------------------------------------

The company currently is in the exploration stage and is in the business of exploration and development of mineral properties in Nevada and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable reserves, the ability of the company to obtain necessary financing to develop the properties, and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis. At December 31, 1999, the company has a working capital deficiency of $81,894 and accumulated losses of $132,394 since incorporation. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The company was incorporated in Nevada on August 24, 1998, as US Vanadium Corp. and commenced operations at that time. The company changed its name to Vanadium International, Inc. on February 24, 1999.

Note 2  Summary of Significant Accounting Policies
        ------------------------------------------

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Exchange Act Guide 7
--------------------

The Securities and Exchange Commission's Exchange Act Guide 7 "Description of property by issuers engaged or to be engaged in significant mining operations" requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with Financial Accounting Standard Board Statement No. 7, if applicable. Accordingly, the company has not been referred to as being a development stage company.

                          VANADIUM INTERNATIONAL, INC.
                          (formerly US Vanadium Corp.)
                         (An Exploration Stage Company)
                       Notes to the Financial Statements
                     for the year ended December 31, 1999
 and for the period August 24, 1998 (Date of Incorporation) to December 31, 1998
                               (Stated in US Dollars)
                                --------------------

Note 2  Summary of Significant Accounting Policies - (cont'd)
        ------------------------------------------

Mineral Properties
------------------

The acquisition of mineral properties is initially recorded at cost. Producing mineral properties are depleted over their estimated useful lives based upon a method relating recoverable mineral reserves to production. Non-producing mineral properties that the company abandons interest in are written-off in the year of abandonment.

Exploration and development costs are expensed.

Environmental Costs
-------------------
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the company's commitments to a plan of action based on the then known facts.

Income Taxes
------------

The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

Loss Per Share
--------------

Loss per share has been calculated upon the weighted average number of shares outstanding during the period.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, accounts payable and due to related parties approximate fair value because of the short maturity of those instruments.

                          VANADIUM INTERNATIONAL, INC.
                          (formerly US Vanadium Corp.)
                         (An Exploration Stage Company)
                       Notes to the Financial Statements
                     for the year ended December 31, 1999
 and for the period August 24, 1998 (Date of Incorporation) to December 31, 1998
                               (Stated in US Dollars)
                                --------------------

Note 3  Mineral Property
        ----------------

By a purchase agreement dated September 18, 1998, the company acquired a 100% interest in three mineral claims located in Nevada comprising 36 units. The Bisoni and Gibellini claims are located in Eureka County and the Bisoni-McKay claim is located in Nye County. To acquire the property, the company must deliver 15,000,000 common shares (deemed value $50,000) and pay $50,000 cash. At December 31, 1999, the company has issued 15,000,000 common shares, paid $34,000 in cash and accrued $16,000 in accounts payable.

Note 4  Share Capital
        -------------

                                                     Additional
                                                       Paid-in
  a) Issued common shares:          #      Par Value         Capital     Total
                                 ------    ---------         -------     -----
    September 2, 1998,
    Initial founders stock
    for cash - at $0.025        560,000     $  5,600        $  8,400   $ 14,000
    September 2, 1998,
    Issue of stock for
     property - at $0.03333   1,500,000       15,000          35,000     50,000
    October 7, 1998,
    9:1 stock dividend       18,540,000         -               -          -
    October 7, 1998,
    Issue of stock for
    services - at $0.25         100,000        1,000          24,000     25,000
    October 7, 1998
    Stock issued for less
    than cost                      -            -            (15,000)   (15,000)
    October 12, 1998,
    Issue of stock for cash
    - at $0.25                  100,000        1,000          24,000     25,000
    November 15, 1998,
    Issue of stock for cash
    pursuant to offering
    memorandum
    - at $0.50                   83,000          830          40,670     41,500
                             ----------      -------         -------    -------

                          VANADIUM INTERNATIONAL, INC.
                          (formerly US Vanadium Corp.)
                         (An Exploration Stage Company)
                       Notes to the Financial Statements
                     for the year ended December 31, 1999
 and for the period August 24, 1998 (Date of Incorporation) to December 31, 1998
                               (Stated in US Dollars)
                                --------------------

Note 4  Share Capital - (cont'd)
        -------------

                                                     Additional
                                                      Paid-in
    a) Issued: (cont'd)        #        Par Value      Capital          Total
                            ------      ---------      -------          -----
       Balance,
       December 31, 1998   20,883,000  $   23,430     $ 117,070       $ 140,500
       Issued of stock
       for cash pursuant
       to offering
       memorandum
        - at $0.50             18,000         180         8,820           9,000
                           ----------   ---------      --------        --------
       Balance,
       December 31, 1999   20,901,000  $   23,610     $ 125,890       $ 149,500
                           ==========   =========      ========        ========

    b) Commitments:
       Offering Memorandum
The company has undertaken to complete an offering memorandum dated November 23, 1998 for the issuance of up to 600,000 common shares at $0.50 per share. The company has received $50,500 as subscriptions pursuant to this offering.

Note 5  Related Party Transactions
        --------------------------

The company was charged the following management fees and exploration and development expenses by two directors of the company:

                                              August 24, 1998   August 24, 1998
                                    Year          (Date of           (Date of
                                   Ended     Incorporation) to Incorporation) to
                                December 31,   December 31,       December 31,
                                   1999            1998               1999
                                   ----            ----               ----

Exploration and development
    expenses                    $  1,174          $ 16,819        $ 17,993
Management fees                   48,000            12,000          60,000
                                 -------           -------         -------
                                $ 49,174          $ 28,819        $ 77,993
                                 =======           =======         =======

Due to related parties as at December 31,1999 includes $40,000 (1998: $4,000) for unpaid management fees and $2,885 (1998: $671) for unpaid exploration and development expenses.

                          VANADIUM INTERNATIONAL, INC.
                          (formerly US Vanadium Corp.)
                         (An Exploration Stage Company)
                       Notes to the Financial Statements
                     for the year ended December 31, 1999
 and for the period August 24, 1998 (Date of Incorporation) to December 31, 1998
                               (Stated in US Dollars)
                                --------------------

Note 6  Deferred Tax Assets
        -------------------

The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The following table summarizes the significant components of the company's deferred tax assets:

                                                                    Total
                                                                    -----
Deferred Tax Assets
   Non-capital loss carryforwards                                  $ 132,394
                                                                    ========
Gross deferred tax assets                                          $  66,197
Valuation allowance for deferred tax asset                           (66,197)
                                                                    --------
                                                                   $    -
                                                                    ========

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7  Income Taxes
        ------------

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 1999, the company has net operating loss carryforwards, which expire commencing in 2018 totalling approximately $132,394, the tax benefit of which has not been recorded in the financial statements.

                          VANADIUM INTERNATIONAL, INC.
                          (formerly US Vanadium Corp.)
                         (An Exploration Stage Company)
                       Notes to the Financial Statements
                     for the year ended December 31, 1999
 and for the period August 24, 1998 (Date of Incorporation) to December 31, 1998
                               (Stated in US Dollars)
                                --------------------

Note 8  New Accounting Standards
        ------------------------

In December 1997, the Accounting Standard Board Issued statement 3465, "Income Taxes", which establishes standards for the recognition, measurement, presentation and disclosure of income and refundable taxes. This statement is effective for fiscal years beginning on or after January 1, 2000. Adopting this standard will not have a material impact on the company's financial position, results of operations or cash flows.

In April 1998, the Accounting Standards Executive committee issued SOP 98-5, "Reporting on the cost of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard does not have a material impact on the company's financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardized the accounting for derivative instruments. SFAS is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard will not have a significant impact on the company's financial positions, results of operations or cash flows.

Note 9  Uncertainty Due to the Year 2000 Issue
        --------------------------------------

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the company, including those related to customers, suppliers or other third parties, have been fully resolved.

EXHIBIT 27

FINANCIAL DATA SCHEDULE