Form 10QSB
period 2000-03-31
VANADIUM INTERNATIONAL INC
filed 2000-05-12
CIK 1082706

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to

Commission File No.


VANADIUM INTERNATIONAL, INC
--------------------------------------------------------------------------------
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

                      March 31, 2000:  Common Stock - 20,901,000

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

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:

Balance Sheets as of March 31, 2000 and
December 31, 1999                                                             6

Statements of Operations for the three months ended
March 31, 2000 and March 31, 1999 and from Inception through
March 31, 2000                                                                7

Statements of Cash Flow for the three months ended
March 31, 2000 and March 31, 1999 and from Inception through
March 31, 2000                                                                8

Notes to Financial Statements for the three months ended
March 31, 2000 and March 31, 1999 and from Inception through
March 31, 2000                                                                10

Item 2.  Management's Plan of Operations                                      11

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities                                                11

Item 3.  Defaults upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Securities Holders                12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8 - K                                   12

Signatures                                                                    12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

March 31, 2000 and                    ASSETS
   December 31, 1999
CURRENT ASSETS                                    Mar 31,2000       Dec 31,1999
     CASH                                         $       519       $        90
     PREPAID EXPENSES                                    -                 -
                                                   ----------        ----------
    TOTAL CURRENT ASSETS                          $       519       $        90

MINERAL ACQUISITIONS
    MINERAL PROPERTY                              $   100,000       $   100,000
    DEFERRED EXPLORATION                                 -
                                                   ----------        ----------
    TOTAL ASSETS                                  $   100,519       $   100,090
                                                   ----------        ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    ACCOUNTS PAYABLE                              $    19,454       $    40,099
    DUE TO RELATED PARTIES                             22,000            42,885
    OTHER LIABILITIES                                   3,772
    SHAREHOLDER LOANS                                    -                 -
                                                   ----------        ----------
    TOTAL CURRENT LIABILITIES                     $    45,226       $    82,984
                                                   ----------        ----------

NOTES PAYABLE                                            -                 -
                                                   ----------        ----------
    TOTAL LIABILITIES                             $    45,226       $    82,984
                                                   ----------        ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:
  80,000,000 common shares, $0.01 par value
  20,000,000 preferred shares, $0.01 par value
  ISSUED:
    20,901,000 common shares                      $    23,610       $    23,610

    CONTRIBUTED SURPLUS                               175,890           125,890
    DEFICIT ACCUMULATED DURING THE
     DEVELOPMENT STAGE                               (144,207)         (132,394)
                                                   ----------        ----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               55,293            17,106
                                                   ----------        ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    100,519       $   100,090
                                                   ----------        ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.

                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH MARCH 31, 2000

                                  UNAUDITED

                                                                  AUGUST 24 1998
                       THREE MONTHS        THREE MONTHS           (DATE OF
                       ENDED Mar 31        ENDED Mar 31           INCEPTION TO
                           2000               1999                Mar 31, 2000)

SALES                          -                    -                     -
COST OF SALES                  -                    -                     -
                       ------------        -------------          --------------

GROSS PROFIT                   -                    -                     -

OPERATING EXPENSES    $      11,813       $       21,111         $       88,046
EXPLORATION & DEV              -                   1,112                 18,944
                       ------------        -------------          --------------

NET (LOSS)            $     (11,813)      $      (22,223)        $     (106,990)

BASIC AND DILUTED
  LOSS PER SHARE      $       (0.01)      $        (0.01)        $       (0.004)

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.

                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH MARCH 31, 2000

                                  UNAUDITED

                                                                  AUGUST 24 1998
                       THREE MONTHS        THREE MONTHS           (DATE OF
                       ENDED Mar 31        ENDED Mar 31           INCEPTION TO
                           2000               1999                Mar 31, 2000)

CASH FLOWS FROM
OPERATING
ACTIVITIES

NET (LOSS)            $     (11,813)      $      (21,111)        $     (144,207)
  ADD:  ITEMS NOT
  AFFECTING CASH

SHARES ISSUED FOR
EXPLOR. & DEV.        $        -                    -                    10,000
                       ------------        -------------          -------------
                      $     (11,813)      $      (21,111)        $     (134,207)

CHANGES IN NON-CASH
ITEMS
DUE TO RELATED
  PARTIES             $     (20,885)              12,504                 22,000
ACCOUNTS PAYABLE      $     (20,645)              (6,019)                19,454
OTHER LIABILITIES     $       3,772                3,772                  3,772
ACCOUNTS RECEIVABLE            -                  (4,000)                  -
                       ------------        -------------          -------------

NET CASH (USED) BY
OPERATING ACTIVITIES  $      49,571       $        6,257         $       45,226
                       ------------        -------------          -------------



CASH FLOW FROM
INVESTING ACTIVITIES
ACQUISITION OF
 MINERAL PROPERTY     $        -          $         -            $      (50,000)
 MINERAL PROPERTY
 EXPLORATION          $                   $       (1,112)        $         -
                       ------------        -------------          -------------

NET CASH (USED) BY
INVESTMENT ACTIVITIES $        -          $       (1,112)               (50,000)
                       ------------        -------------          -------------

CASH FLOWS FROM
FINANCING ACTIVITIES
PROCEEDS FROM
COMMON SHARES         $        -          $          -           $       89,500

PRIVATE PLACEMENT     $      50,000       $          -           $       50,000
                       ------------        -------------          -------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES  $      50,000       $         9,000        $      139,500
                       ------------        -------------          -------------

NET INCREASE(DECREASE)
IN CASH               $         429       $        (6,966)       $          519

CASH AT BEGINNING
OF PERIOD             $          90       $        17,455                   -
                       ------------        -------------          -------------

CASH AT END
OF PERIOD             $         519       $        10,489        $          519
                       ------------        -------------          -------------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH MARCH 31, 2000.

1.  BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2.  FINANCING

                                                Common          Additional
                                                Shares          Paid-in
                                      #         Par Value       Capital
                                   -------      ---------       -------
Balance, December 31, 1999        20,901,000    $   23,610       $  125,890

-Private Placement at @$1.25
  per share                                                          50,000
                                  ----------     ---------        ---------

Balance, March 31, 2000           20,901,000    $   23,610       $  175,890
                                  ==========     =========        =========

The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise additional funds through private financings, or joint ventures to permit further property exploration and development of various properties, and to move one of its properties into the development and production stages within the next two years. On March 15, 2000 the company executed a subscription agreement in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended ("1933 Act"), afforded by Regulation S, as promulgated by the Securities and Exchange Commission under the Act. The agreement is for the sale of 80,000 shares of common stock of the company and 80,000 common stock purchase warrants at a price of $1.25 per share and per warrant share exercisable at any time until the expiration of the warrants on the one-year anniversary of this agreement. As of March 31, 2000 the company acknowledges receipt of $50,000 in subscription funds. The buyer agrees to pay the balance of $50,000 on or before April 30, 2000.


3.  RELATED PARTY TRANSACTIONS

     The Company was charged the following management fees and exploration and development expenses by two director of the company since inception:

            Management Fees                         $68,000
            Exploration and development expenses     16,819
                                                     ------
                                                    $84,819

     Due to related parties as at March 31, 2000 includes $22,000 for unpaid management fees and $0 for unpaid exploration and development costs. This amount is due to one director of the company.

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

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

              During the quarter the company negotiated a reduction in the balance owing for legal fees which was reflected in a reduction in expenses during the period.

     Item.2.  Changes in Securities and Use of Proceeds.

              During the first quarter of 2000, the Company did not issue any securities.

     Item 3.  Defaults Upon Senior Securities.

              None; not applicable.

     Item 4.  Submission of Matters to a Vote of Security Holders.

              None; not applicable.

     Item 5.  Other Information.

              None; not applicable.

     Item 6.  Exhibits and Reports on Form 8-K.

              (a)     Exhibits.
                       None.

              (b)     Reports on Form 8-K.
                       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VANADIUM INTERNATIONAL INC


Date:     5/09/00                               By: /s/ Kenneth B. Liebscher
                                                President and Director



Date:     5/09/00                               By: /s/ Dennis LaPrairie
                                                Secretary/Treasurer and Director