Form 10QSB
period 2000-06-30
VANADIUM INTERNATIONAL INC
filed 2000-08-14
CIK 1082706

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                     Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended June 30, 2000
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to

Commission File No.  1.000-2575


VANADIUM INTERNATIONAL, INC
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)
          NEVADA                                   88-0402908
          ---------------                          ----------
   (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
    incorporation or organization)

                              2525 Sharon Way
                              Reno, NV  89509
                         ---------------------------
                    (Address of Principle Executive Offices)

                   Issuer's Telephone Number:  (775) 826-5445

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

                    June 30, 2000:  Common Stock - 20,981,000

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

PART I.   FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements:

Balance Sheets as of June 30, 2000 and
December 31, 1999                                                             5

Statements of Operations for the six months ended
June 30, 2000 and June 30, 1999,
for the three months ended June 30, 2000 and June 30, 1999
and from Inception through June 30, 2000                                      6

Statements of Cash Flow for the six months ended
June 30, 2000 and June 30, 1999, for the three months
ended June 30, 2000 and June 30, 1999 and from
Inception through June 30, 2000                                               7

Notes to Financial Statements for the six months
ended June 30, 2000 and June 30, 1999, for the three
months ended June 30, 2000 and June 30, 1999 and from
Inception through June 30, 2000                                               9

Item 2.   Management's Plan of Operations                                    10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  11

Item 2.   Changes in Securities                                              11

Item 3.   Defaults upon Senior Securities                                    11

Item 4.   Submission of Matters to a Vote of Securities Holders              11

Item 5.   Other Information                                                  11

Item 6.   Exhibits and Reports on Form 8 - K                                 11

Signatures                                                                   11

FINANCIAL SUMMARY - EXHIBIT 27                                               12

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1999 and for the quarter ended March 31, 2000 previously filed with the Securities and Exchange Commission.

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

June 30, 2000 and December 31, 1999     ASSETS
CURRENT ASSETS                                      June 30, 2000    Dec 31,1999
   CASH                                             $       896     $        90
   PREPAID EXPENSES                                        -               -
                                                    -----------     -----------
     TOTAL CURRENT ASSETS                           $       896     $        90

MINERAL ACQUISITIONS
    MINERAL PROPERTY                                $   100,000     $   100,000
    DEFERRED EXPLORATION                                   -               -
                                                    -----------     -----------
     TOTAL ASSETS                                   $   100,896     $   100,090
                                                    -----------     -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                 $     7,314     $    40,099
   DUE TO RELATED PARTIES                                  -        $    42,885
   OTHER LIABILITIES                                $     3,772            -
   SHAREHOLDER LOANS                                       -               -
                                                    -----------     -----------

     TOTAL CURRENT LIABILITIES                      $    11,086     $    82,984
                                                    -----------     -----------

NOTES PAYABLE                                              -               -
                                                    -----------     -----------

     TOTAL LIABILITIES                              $    11,086     $    82,984
                                                    -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:
   80,000,000 common shares, $0.01 par value
   20,000,000 preferred shares, $0.01 par value
   ISSUED:
       20,981,000 common shares                     $    23,610     $    23,610

     CONTRIBUTED SURPLUS                            $   225,890     $   125,890

     DEFICIT ACCUMULATED DURING THE
      DEVELOPMENT STAGE                             $ (159,690)     $  (132,394)
                                                    -----------     -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           $    89,810     $    17,106
                                                    -----------     -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   100,896     $   100,090


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH MARCH 31, 2000

                                     UNAUDITED

                  THREE        THREE                                AUG 24, 1998
                 MONTHS       MONTHS     SIX MONTHS    SIX MONTHS       (DATE OF
             ENDED JUNE   ENDED JUNE     ENDED JUNE    ENDED JUNE   INCEPTION TO
               30, 2000     30, 1999       30, 2000      30, 1999   JUN 30, 2000

SALES
  COST OF SALES     -            -             -            -              -
               ---------    ---------     ---------     ---------     ---------

GROSS PROFIT        -            -             -            -

OPERATING
EXPENSES
                $ 15,483     $ 16,672      $ 27,296     $ 37,783      $ 103,529

EXPLORATION
& DEV               -            -             -            -         $  18,944
               ---------    ---------     ---------     ---------     ---------
NET (LOSS)      $(15,483)    $(16,672)     $(27,296)    $(37,783)     $(122,473)

BASIC AND
DILUTED LOSS
PER SHARE       $  (0.00)    $  (0.00)     $  (0.01)    $  (0.01)     $  (0.005)

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH JUNE 30, 2000

                                    UNAUDITED

                  THREE        THREE                                AUG 24, 1998
                 MONTHS       MONTHS     SIX MONTHS    SIX MONTHS       (DATE OF
             ENDED JUNE   ENDED JUNE     ENDED JUNE    ENDED JUNE   INCEPTION TO
               30, 2000     30, 1999       30, 2000      30, 1999   JUN 30, 2000

CASH FLOWS
FROM OPERATING
ACTIVITIES
NET (LOSS)     $ (15,483)   $ (16,672)    $ (27,296)    $ (37,783)    $(159,690)

  ADD: ITEMS
  NOT AFFECTING
  CASH

  SHARES ISSUED
  FOR EXPL.
  & DEV.
                    -            -             -             -        $  10,000
               ---------    ---------     ---------     ---------     ---------
               $ (15,483)   $ (16,672)    $ (27,296)    $ (37,783)    $(149,690)


CHANGES IN
NON-CASH
ITEMS

  DUE TO
  RELATED
  PARTIES      $ (22,000)   $   2,000     $ (42,885)    $  14,504          -

  ACCOUNTS
  PAYABLE      $ (12,140)   $   1,327     $ (32,785)    $  (4,692)    $   7,314

  OTHER
  LIABILITIES       -            -        $   3,772     $   3,772     $   3,772

  ACCOUNTS
  RECEIVABLE        -       $   4,000          -             -             -
               ---------    ---------     ---------     ---------     ---------

NET CASH
(USED) BY
OPERATING
ACTIVITIES     $ (34,140)   $   7,327     $ (71,898)    $  13,584     $  11,086
               ---------    ---------     ---------     ---------     ---------

CASH FLOW
FROM INVESTING
ACTIVITIES

  ACQUISITION OF
  MINERAL PROP.     -            -             -             -        $ (50,000)

  MINERAL PROP.
  EXPLORATION       -       $     (63)         -        $  (1,175)         -

NET CASH (USED)
BY INVESTMENT
ACTIVITIES          -       $     (63)         -        $  (1,175)    $ (50,000)
               ---------    ---------     ---------     ---------     ---------

CASH FLOWS
FROM FINANCING
ACTIVITIES

  PROCEEDS FROM
  COMMON SHARES      -           -             -             -        $  89,500

  ADDTL PAID-IN      -           -             -        $   9,000          -

  PRIVATE
  PLACEMENT     $  50,000        -         $100,000          -        $ 100,000
               ---------    ---------     ---------     ---------     ---------

NET CASH
PROVIDED BY
FINANCING
ACTIVITIES      $ 50,000         -         $100,000         9,000     $ 189,500
               ---------    ---------     ---------     ---------     ---------

NET INCREASE
(DECREASE)
IN CASH         $    377    $  (9,408)    $     806     $ (16,374)    $     896

CASH AT
BEGINNING
OF PERIOD       $    519    $  10,489     $      90     $  17,455          -

CASH AT END
OF PERIOD       $    896    $   1,081     $     896     $   1,081     $     896
               ---------    ---------     ---------     ---------     ---------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH JUNE 30, 2000.

1. BASIS OF PRESENTATION

In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1999 and the 10QSB for the period ended March 31, 2000, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2.     FINANCING

                                             Common                Additional
                                             Shares                Paid-in
                                               #       Par Value   Capital
                                             -------   ---------   -------

      Balance, December 31, 1999           20,901,000  $  23,610   $ 125,890

      -Private Placement at @$1.25
       per share                               80,000                100,000
                                           ----------  ---------    --------

       Balance, June 30, 2000              20,981,000  $  23,610   $ 225,890
                                           ==========  =========    ========



The capital raised was used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise additional funds through private financings, or joint ventures to permit further property exploration and development of various properties, and to move one of its properties into the development and production stages within the next two years. On March 15, 2000 the company executed a subscription agreement in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended ("1933 Act"), afforded by Regulation S, as promulgated by the Securities and Exchange Commission under the Act. The agreement was for the sale of 80,000 shares of common stock of the company and 80,000 common stock purchase warrants at a price of $1.25 per share and per warrant share exercisable at any time until the expiration of the warrants on the one-year anniversary of this agreement. As of June 30, 2000 the company acknowledges receipt of $100,000 in subscription funds.

On May 17, 2000 the company executed another subscription agreement in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended ("1933 Act"), afforded by Regulation S, as promulgated by the Securities and Exchange Commission under the Act. The agreement is for the sale of 80,000 shares of common stock of the company and 80,000 common stock purchase warrants at a price of $1.60 per share and per warrant share exercisable at any time until the expiration of the warrants on the one-year anniversary of this agreement. As of June 30, 2000 the company has not been in receipt of any funds.

RELATED PARTY TRANSACTIONS

     The Company was charged the following management fees and exploration and development expenses by two directors of the company since inception:

                  Management Fees                           $68,000
                  Exploration and development expenses       16,819
                                                            -------
                                                            $84,819

     As of June 30, 2000 the amount due to related parties had been paid in full.

3.     DESCRIPTION OF SECURITIES

     The authorized capital of the Company consists of 80,000,000 shares of Common Stock, par value $.01, of which - 20,981,000 are outstanding. The material terms of the securities are as follows:

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

     The Company intends to continue with exploration and development of its properties; although, the Company's focus for the next 21 months will be to have one of its properties move into the production stage. Additional exploration and development will occur on the first property to be exploited and on other Company properties.

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

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.

          During the first quarter the company negotiated a reduction in the balance owing for legal fees which was reflected in a reduction in expenses during the period.

  Item 2. Changes in Securities and Use of Proceeds.

          During the first and second quarters of 2000, the Company did not issue any securities.

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

                                          VANADIUM INTERNATIONAL INC
Date:     8/10/00                         By: /s/ Dennis LaPrairie
                                          President and Director

Date:     8/10/00                         By: /s/ George Weinstein
                                          Secretary/Treasurer and Director