Form 10QSB/A
period 2000-06-30
VANADIUM INTERNATIONAL INC
filed 2000-09-14
CIK 1082706

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-QSB/A

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended June 30, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to

Commission File No.

VANADIUM INTERNATIONAL, INC
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)

          NEVADA                                         88-0402908
          ---------------                                --------------
     (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
      incorporation or organization)

                              2525 Sharon Way
                              Reno, NV  89509
                      -----------------------------
                (Address of Principle Executive Offices)

               Issuer's Telephone Number:  (775) 826-5445

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

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:

Balance Sheets as of June 30, 2000 and
  December 31, 1999                                                            5

Statements of Operations for the six months ended
  June 30, 2000 and June 30, 1999, for the three
  months ended June 30, 2000 and June 30, 1999
  and from Inception through June 30, 2000                                     6

Statements of Cash Flow for the six months ended
  June 30, 2000 and June 30, 1999, for the three
  months ended June 30, 2000 and June 30, 1999 and
  from Inception through June 30, 2000                                         7

Statements of Stockholder's Equity for the period
  August 24, 1998 (Date of Incorporation) to June
  30, 2000                                                                     9

Notes to Financial Statements for the six months
  ended June 30, 2000 and June 30, 1999, for the
  three months ended June 30, 2000 and June 30, 1999
  and from Inception through June 30, 2000                                    10

Item 2.  Management's Plan of Operations                                      11

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities                                                12

Item 3.   Defaults upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Securities Holders               12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8 - K                                  12

Signatures                                                                    12

FINANCIAL SUMMARY - EXHIBIT 27                                                13

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

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

June 30, 2000 and December 31, 1999     ASSETS
CURRENT ASSETS                                      June 30, 2000    Dec 31,1999
   CASH                                             $       892     $        90
   PREPAID EXPENSES                                        -               -
                                                    -----------     -----------
     TOTAL CURRENT ASSETS                           $       892     $        90

MINERAL ACQUISITIONS
    MINERAL PROPERTY                                $   100,000     $   100,000
    DEFERRED EXPLORATION                                   -               -
                                                    -----------     -----------
     TOTAL ASSETS                                   $   100,892     $   100,090
                                                    -----------     -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                 $     7,300     $    40,099
   DUE TO RELATED PARTIES                                  -        $    42,885
   OTHER LIABILITIES                                $     3,772            -
   SHAREHOLDER LOANS                                       -               -
                                                    -----------     -----------

     TOTAL CURRENT LIABILITIES                      $    11,072     $    82,984
                                                    -----------     -----------

NOTES PAYABLE                                              -               -
                                                    -----------     -----------

     TOTAL LIABILITIES                              $    11,072     $    82,984
                                                    -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:
   80,000,000 common shares, $0.01 par value
   20,000,000 preferred shares, $0.01 par value
   ISSUED:
       20,981,000 common shares                     $   249,500     $   149,500

     DEFICIT ACCUMULATED DURING THE
      DEVELOPMENT STAGE                             $ (159,680)     $  (132,394)
                                                    -----------     -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           $    89,820     $    17,106
                                                    -----------     -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   100,892     $   100,090


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

                                     UNAUDITED

                  THREE        THREE                                AUG 24, 1998
                 MONTHS       MONTHS     SIX MONTHS    SIX MONTHS       (DATE OF
             ENDED JUNE   ENDED JUNE     ENDED JUNE    ENDED JUNE   INCEPTION TO
               30, 2000     30, 1999       30, 2000      30, 1999   JUN 30, 2000


OPERATING
EXPENSES
               $  15,473    $  16,672     $  27,296    $  37,783      $ 140,736

EXPLORATION
& DEV               -            -             -            -         $  18,944
               ---------    ---------     ---------     --------       --------
NET (LOSS)     $ (15,473)   $ (16,672)    $ (27,296)   $ (37,783)     $(122,473)

DEFICIT
BEGINNING
OF PERIOD        144,207       74,648       132,394       53,537           -

DEFICIT
END OF
PERIOD        $ 159,680     $  91,320     $ 159,680    $  92,320      $ 159,680
               ---------    ---------     ---------     --------       --------

BASIC AND
DILUTED LOSS
PER SHARE     $    (0.00)   $   (0.00)    $   (0.01)   $   (0.01)     $  (0.00)

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

                                    UNAUDITED

                  THREE        THREE                                AUG 24, 1998
                 MONTHS       MONTHS     SIX MONTHS    SIX MONTHS       (DATE OF
             ENDED JUNE   ENDED JUNE     ENDED JUNE    ENDED JUNE   INCEPTION TO
               30, 2000     30, 1999       30, 2000      30, 1999   JUN 30, 2000

CASH FLOWS
FROM OPERATING
ACTIVITIES
NET (LOSS)     $ (15,473)   $ (16,672)    $ (27,286)    $ (37,783)    $(159,680)

  ADD: ITEMS
  NOT AFFECTING
  CASH

  SHARES ISSUED
  FOR EXPL.
  & DEV.
                    -            -             -             -        $  10,000
               ---------    ---------     ---------     ---------     ---------
               $ (15,473)   $ (16,672)    $ (27,286)    $ (37,783)    $(149,680)


CHANGES IN
NON-CASH
WORKING
CAPITAL
ITEMS

  ACCOUNTS
  PAYABLE      $ (12,154)   $   1,327     $ (32,799)    $  (4,692)    $   7,300

  DUE TO
  RELATED
  PARTIES      $ (22,000)   $   2,000     $ (42,885)    $  14,504          -

  OTHER
  LIABILITIES       -            -        $   3,772     $   3,772     $   3,772

  ACCOUNTS
  RECEIVABLE        -       $   4,000          -             -             -
               ---------    ---------     ---------     ---------     ---------

NET CASH
(USED) BY
OPERATING
ACTIVITIES     $ (49,627)   $  (9,345)    $ (99,198)    $ (24,199)    $(138,608)
               ---------    ---------     ---------     ---------     ---------

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

CASH FLOWS
FROM
FINANCING
ACTIVITIES

  PROCEEDS
  FROM
  ISSUANCE
  OF COMMON
  SHARES       $  50,000         -        $ 100,000         9,000     $ 189,500

  PRIVATE
  PLACEMENT    $  50,000         -        $ 100,000          -        $ 100,000
               ---------    ---------     ---------     ---------     ---------

NET CASH
PROVIDED BY
FINANCING
ACTIVITIES      $ 50,000         -         $100,000         9,000     $ 189,500
               ---------    ---------     ---------     ---------     ---------

NET INCREASE
(DECREASE)
IN CASH         $    377    $  (9,408)    $     802     $ (16,374)    $     892

CASH AT
BEGINNING
OF PERIOD       $    519    $  10,489     $      90     $  17,455          -

CASH AT END
OF PERIOD       $    892    $   1,081     $     892     $   1,081     $     892
               ---------    ---------     ---------     ---------     ---------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
   FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2000 AND JUNE 30,
     1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH JUNE 30, 2000
                             (Stated in US Dollars)

                                                                            Deficit Accumulated
                                                      Additional Paid-in             During the
                       Common Shares #     Par Value             Capital       Development Stage         Total
                       ---------------     ---------             -------       -----------------         -----
Shares issued for
seed capital - at
$0.025                         560,000     $   5,600           $   8,400            $      -         $  14,000

Shares issued for
property -at $0.0333         1,500,000        15,000              35,000                   -            50,000

9:1 stock dividend          18,540,000          -                   -                      -              -

Shares issued pursuant
to offering memorandum
at $0.50                        83,000            830             40,670                   -             41,500

Shares issued for
services -at $0.25             100,000          1,000             24,000                   -             25,000

Shares issued for
less than cost                    -              -               (15,000)                  -            (15,000)

Shares issued for cash
-at $0.25                      100,000          1,000             24,000                   -             25,000

Net loss for the period           -              -                  -                   (53,537)        (53,537)

Balance, as at              20,883,000         23,430            117,070                (53,537)         86,963
December 31, 1998

Shares issued for cash
pursuant to an offering
memorandum - at $0.50           18,000             180             8,820                   -              9,000

Net loss for the year             -               -                 -                   (78,857)        (78,857)

Balance, as at              20,901,000          23,610           125,890               (132,394)         17,106
December 31, 1999

Shares issued for cash
pursuant to a subscription
agreement -at $1.25             80,000             800            99,200                   -            100,000

Net loss for the period           -               -                 -                   (27,286)        (27,286)

Balance, as at              20,981,000     $   24,410          $ 225,090            $  (159,680)     $   89,820
June 30,2000                ==========      =========           ========             ==========       =========

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

2.  FINANCING

                                             Common                   Additional
                                             Shares                   Paid-in
                                             #          Par Value     Capital
                                             -------    ---------     -------

       Balance, December 31, 1999          20,901,000   $  23,610     $ 125,890

       -Private Placement at @$1.25
         per share                             80,000                   100,000
                                           ----------    --------      --------

       Balance, June 30, 2000              20,981,000   $  23,610     $ 225,890
                                           ==========    ========      ========

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

2.  RELATED PARTY TRANSACTIONS

     The Company was charged the following management fees and exploration and development expenses by two directors of the company since inception:

                      Management Fees                           $68,000
                      Exploration and development expenses       16,819
                                                             ----------
                                                                $84,819

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

    Item 4.  Submission of Matters to a Vote of Security Holders.

             None; not applicable.

    Item 5.  Other Information.

             As at June 30, 2000, 320,000 share purchase options are outstanding. Each warrant entitles the holder to purchase one additional share of the company at $0.75 per share until February 14, 2004.

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

                                                    VANADIUM INTERNATIONAL INC
Date:     8/10/00                                   By: /s/ Dennis LaPrairie
                                                    President and Director

Date:     8/10//00                                  By: /s/ George Weinstein
                                                    Secretary/Treasurer and
                                                    Director