Form 10QSB
period 2000-09-30
VANADIUM INTERNATIONAL INC
filed 2000-11-17
CIK 1082706

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 2000
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from                to

Commission File No.

VANADIUM INTERNATIONAL, INC
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)

          NEVADA                                          88-0402908
   ----------------------                        -------------------------------
     (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
      incorporation or organization)

                                 2525 Sharon Way
                                 Reno, NV  89509
                          ----------------------------
                   (Address of Principle Executive Offices)

                  Issuer's Telephone Number:  (775) 826-5445

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

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date:
                September 30, 2000: Common Stock - 20,981,000
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

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:

Balance Sheets as of September 30, 2000 and
December 31, 1999                                                              5

Statements of Operations for the nine months ended September 30, 2000 and September 30, 1999, for the three months ended September 30, 2000 and
September 30, 1999 and from Inception through September 30, 2000               6

Statements of Cash Flow for the nine months ended September 30, 2000 and September 30, 1999, for the three months ended September 30, 2000 and
September 30, 1999 and from Inception through September 30, 2000               7

Statements of Stockholder's Equity for the period August 24, 1998 (Date of
Incorporation) to September 30, 2000                                           9

Notes to Financial Statements for the nine months ended September 30, 2000 and September 30, 1999, for the three months ended September 30, 2000 and
September 30, 1999 and from Inception through September 30, 2000              10

Item 2.  Management's Plan of Operations                                      11

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities                                                13

Item 3.   Defaults upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Securities Holders
13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8 - K                                 13

Signatures                                                                   13

FINANCIAL SUMMARY - EXHIBIT 27                                               14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1999 and for the quarters ended March 31, 2000 and June 30, 2000 previously filed with the Securities and Exchange Commission.

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
September 30, 2000 and
 December 31, 1999
                                                            Sep. 30,   Dec. 31,
CURRENT ASSETS                                                2000       1999
   CASH                                                  $       91  $       90
   PREPAID EXPENSES                                            -           -
                                                          ---------   ---------
     TOTAL CURRENT ASSETS                                $       91  $       90

MINERAL ACQUISITIONS
   MINERAL PROPERTY                                      $  100,000  $  100,000
   DEFERRED EXPLORATION                                        -           -
                                                          ---------   ---------
     TOTAL ASSETS                                        $  100,091  $  100,090
                                                          ---------   ---------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                      $   10,632  $   40,099
   DUE TO RELATED PARTIES                                $    1,020  $   42,885
   OTHER LIABILITIES                                     $   38,690  $     -
                                                          ---------   ---------
     TOTAL CURRENT LIABILITIES                           $   50,342  $   82,984
                                                          ---------   ---------

NOTES PAYABLE
                                                               -           -
                                                          ---------   ---------

     TOTAL LIABILITIES                                   $   50,342  $   82,984
                                                          ---------   ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:

   80,000,000 common shares, $0.01 par value
   20,000,000 preferred shares, $0.01 par value
   ISSUED:
       20,981,000 common shares                          $  249,500  $  149,500


     DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE    $ (199,751) $ (132,394)
                                                          ---------   ---------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                $   49,749  $   17,106
                                                          ---------   ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  100,091  $  100,090

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2000

                                    UNAUDITED

                                        THREE        THREE            NINE            NINE            AUG 24, 1998
                                        MONTHS       MONTHS           MONTHS          MONTHS            (DATE OF
                                    ENDED SEPT   ENDED SEPT       ENDED SEPT      ENDED SEPT          INCEPTION TO
                                      30, 2000     30, 1999         30, 2000        30, 1999          SEPT 30, 2000
OPERATING EXPENSES                  $   40,071   $   15,670       $   67,357      $   53,453          $  180,807

EXPLORATION & DEV                         -            -                -               -             $   18,944
                                     ---------    ---------        ---------       ---------           ---------
NET (LOSS)                          $   40,071   $   15,670       $   67,357      $   53,453             199,751

DEFICIT BEGINNING OF PERIOD            159,680       91,320          132,394          53,537                -

DEFICIT END OF PERIOD               $  199,751   $  106,990       $  199,751      $  106,990          $  199,751
                                     ---------    ---------        ---------       ---------           ---------

BASIC AND DILUTED LOSS PER SHARE    $     0.01   $     0.01       $     0.01      $     0.01          $     0.01

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2000

                                    UNAUDITED

                                        THREE        THREE            NINE            NINE            AUG 24, 1998
                                        MONTHS       MONTHS           MONTHS          MONTHS            (DATE OF
                                    ENDED SEPT   ENDED SEPT       ENDED SEPT      ENDED SEPT          INCEPTION TO
                                      30, 2000     30, 1999         30, 2000        30, 1999          SEPT 30, 2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

NET (LOSS)                          $  (40,071)  $  (15,670)      $  (67,357)     $  (53,453)         $ (199,751)

   ADD: ITEMS NOT
   AFFECTING CASH

   SHARES ISSUED
   FOR EXPL. & DEV.
                                          -            -                -               -             $   10,000
                                     ---------    ---------        ---------       ---------           ---------
                                    $  (40,071)  $  (15,670)      $  (67,357)     $  (53,453)         $ (189,751)


CHANGES IN NON-
CASH WORKING
CAPITAL ITEMS

   ACCOUNTS PAYABLE                 $    3,332   $    2,917       $  (29,467)     $   (1,775)         $   10,632

   DUE TO RELATED
   PARTIES                          $    1,020   $   12,000       $  (41,865)     $   26,504          $    1,020

   OTHER
   LIABILITIES                      $   34,918   $    3,600       $   38,690      $    7,372          $   38,690

   ACCOUNTS
   RECEIVABLE                             -            -                -               -                   -
                                     ---------    ---------        ---------       ---------           ---------

NET CASH (USED) BY
OPERATING
ACTIVITIES                          $     (801)  $   (2,847)      $  (99,999)     $  (21,352)         $ (139,409)
                                     ---------    ---------        ---------       ---------           ---------

CASH FLOW FROM
INVESTING
ACTIVITIES


   DEFERRED EXPLN
   OF MINERAL PROP.                       -      $   (3,600)            -         $   (4,775)               -

ACQUISITION OF
LICENSE FEES                              -             -               -               -             $  (50,000)

NET CASH (USED) BY
INVESTMENT
ACTIVITIES                                -      $   (3,600)            -         $   (4,775)         $  (50,000)
                                     ---------    ---------        ---------       ---------           ---------

CASH FLOWS FROM
FINANCING
ACTIVITIES

PROCEEDS FROM
ISSUANCE OF
COMMON SHARES                             -            -          $  100,000      $    9,000          $  189,500
                                     ---------    ---------        ---------       ---------           ---------

   PRIVATE
   PLACEMENT                              -            -          $  100,000            -             $  100,000
                                     ---------    ---------        ---------       ---------           ---------

NET CASH PROVIDED
BY FINANCING
ACTIVITIES

                                          -            -          $  100,000          9, 000          $  189,500
                                     ---------    ---------        ---------       ---------           ---------

NET INCREASE
(DECREASE) IN CASH                  $     (801)  $     (753)      $        1      $  (17,127)         $       91

CASH AT BEGINNING
OF PERIOD                           $      892   $    1,081       $       90      $   17,455                -

CASH AT END OF
PERIOD                              $       91   $      328       $       91      $      328          $       91
                                     ---------    ---------        ---------       ---------           ---------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
     FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH
                    SEPTEMBER 30, 2000 (Stated in US Dollars)

                                   Common Shares #     Par Value     Additional Paid-in         Deficit Accumulated        Total
                                   ---------------     ---------                                                           -----
                                                                                Capital                  During the
                                                                                -------
                                                                                                  Development Stage
                                                                                                  -----------------
Shares issued for seed
  capital - at $0.025                    560,000      $     5,600       $     8,400                    $      -       $   14,000

Shares issued for
  property - at $0.0333                1,500,000           15,000            35,000                           -           50,000

9:1 stock dividend                    18,540,000             -                 -                              -             -

Shares issued pursuant
  to offering memorandum
  at $0.50                                83,000              830            40,670                           -           41,500

Shares issued for services
  -at $0.25                              100,000            1,000            24,000                           -           25,000

Shares issued for less
  than cost                                 -                -              (15,000)                          -          (15,000)

Shares issued for cash
  -at $0.25                              100,000            1,000            24,000                           -           25,000

Net loss for the period                     -                -                 -                           (53,537)      (53,537)

Balance,                              20,883,000           23,430           117,070                        (53,537)       86,963
  as at December 31, 1998

Shares issued for cash
  pursuant to an offering
  memorandum - at $0.50                   18,000              180             8,820                           -            9,000

Net loss for the year                       -                -                 -                           (78,857)      (78,857)

Balance,                              20,901,000           23,610           125,890                       (132,394)       17,106
  as at December 31, 1999

Shares issued for cash
  pursuant to a subscription
  agreement -at $1.25                     80,000              800            99,200                           -          100,000

Net loss for the period                     -                -                 -                           (67,357)      (67,357)
                                      ----------       ----------        ----------                     ----------     ---------
Balance,                              20,981,000      $    24,410       $   225,090                    $  (199,751)   $   49,749
                                      ==========       ==========        ==========                     ==========     =========
  as at September 30, 2000

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2000.

1. BASIS OF PRESENTATION

   In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1999 and the 10QSBs for the periods ended March 31, 2000 and June 30, 2000, which have been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2. FINANCING

                                        Common                   Additional
                                        Shares                     Paid-in
                                          #        Par Value       Capital
                                        -------    ---------       -------
       Balance, December 31, 1999     20,901,000   $   23,610     $  125,890

       -Private Placement at
        @$1.25 per share                  80,000                     100,000
                                      ----------    --------       ---------
       Balance, September 30, 2000    20,981,000   $   23,610     $  225,890
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

   On June 17, the company executed another subscription agreement for the sale of 200,000 shares of common stock of the company at a price of $1.60 per share, with no warrants. The subscription agreement was closed on July 31, 2000 and the company acknowledges that no funds were received and no stock issued.

   On August 1, 2000 the company executed another subscription agreement in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended ("1933 Act"), afforded by Regulation S, as promulgated by the Securities and Exchange Commission under the Act. The agreement is for the sale of 200,000 shares of common stock of the company at a price of $1.60 per share, with no warrants. The company acknowledges conclusion of the subscription agreement in October, 2000 and that proceeds totaling the amount of $320,000 have been received subsequent to the quarter end.

RELATED PARTY TRANSACTIONS

   a) The Company was charged the following management fees and exploration and development expenses by two directors of the company since inception:
                         Management Fees                        $68,000
                         Exploration and development expenses    16,819
                         Promotional & Travel
                                                                 ------
                                                                $84,819

                         As of September 30, 2000 the amount due to related parties has been paid in full.

   b) The company was charged the following promotional and travel expenses by a shareholder since inception:

                         Promotional & Travel                   $12,103
                         Claim Fees                             $ 3,600
                         Consulting Fees                        $ 3,000
                         Office Expenses                        $ 2,180
                         Telephone                              $ 2,800
                                                                 ------
                                                                $23,683

      In addition, the company received shareholder loans during the period totaling $11,235.

      As of September 30, 2000 the total amount owing to the shareholder is $34,918.

2. DESCRIPTION OF SECURITIES

     The authorized capital of the Company consists of 80,000,000 shares of Common Stock, par value $.01, of which 20,981,000 are outstanding. The material terms of the securities are as follows:

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

     The Company intends to continue with exploration and development of its properties; although, the Company's focus for the next 18 months will be to have one of its properties move into the production stage. Additional exploration and development will occur on the first property to be exploited and on other Company properties.

Major transactions and events during and subsequent to the period
-----------------------------------------------------------------
Subsequent to September 30, 2000 the company entered into a stock exchange and plan of merger agreement with Cleartron Corporation Inc. ("Cleartron"), a Nevada Corporation whereby the shareholders of Vanadium International Inc. will exchange 17,000,000 outstanding shares for 100% of the outstanding shares of Cleartron. This transaction requires all documents to be filed with the Secretary of the State of Nevada for the transaction to be effective. This submission has not yet occurred.

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

     Item 2. Changes in Securities and Use of Proceeds.

             During the first, second and third quarters of 2000, the Company did not issue any securities.

     Item 3. Defaults Upon Senior Securities.

             None; not applicable.

     Item 4. Submission of Matters to a Vote of Security Holders.

             None; not applicable.

     Item 5. Other Information.

             As at September 30, 2000, 320,000 share purchase options are outstanding. Each warrant entitles the holder to purchase one additional share of the company at $0.75 per share until February 14, 2004.

     Item 6. Exhibits and Reports on Form 8-K.

             (a) Exhibits.
                   None.

             (b) Reports on Form 8-K.
                   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                VANADIUM INTERNATIONAL INC
Date:     11/10/00                              By: /s/ Dennis LaPrairie
                                                President and Director

Date:     11/10/00                             By: /s/ George Weinstein
                                                Secretary/Treasurer and Director