Form 10-K
period 2000-12-31
VANADIUM INTERNATIONAL INC
filed 2001-04-12
CIK 1082706

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

                          VANADIUM INTERNATIONAL, INC.
                          ----------------------------
                 (Name of Small Business Issuer in its charter)

      NEVADA                                                 88-0402908
-------------------------------                       --------------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


   2525 SHARON WAY, RENO, NEVADA                                   89509
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                  ISSUER'S TELEPHONE NUMBER: (604) 244-0964


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

                           (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding as of December 31, 2000: 21,156,000.

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

THE COMPANY

Vanadium International, Inc. (the Company) is a natural resource company engaged in the acquisition, exploration, and, if warranted, development of its resource properties in the state of Nevada in addition to exploring related technology industries in the high-tech market. The Company was originally incorporated on August 24, 1998 as U.S. Vanadium, Inc., and commenced its operation at that date. The Company changed its name to Vanadium International, Inc. on February 24, 1999.

Over the course of the past year, the company has explored possible high-tech ventures with several groups in the alternative battery and wireless technology industries, however no agreements were formalized. The company continues to explore its opportunities in these industries, however, in addition to continuing to develop its vanadium properties.

VANADIUM PROPERTIES
     The Company continues to explore the feasibility of exploiting vanadium deposits on its properties. The Company's success will be dependent upon the feasibility of economically recovering vanadium from its properties, obtaining the necessary financing todevelop its properties, and the profitable production of vanadium or the sale of its properties at a profit. It has not yet determined whether these properties contain vanadium deposits that are
economically recoverable.   The Company's current focus is to have one of the
Company's properties move from the exploration stage and, if warranted, to the development and production stages within the next two years. See Description of Property.

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

On August 1, 2000 the company executed another subscription agreement in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended ("1933 Act"), afforded by Regulation S, as promulgated by the Securities and Exchange Commission under the Act. The agreement is for the sale of 200,000 shares of common stock of the company at a price of $1.60 per share, with no warrants. The company acknowledges conclusion of the subscription agreement in October, 2000 and that proceeds totaling the amount of $280,000 were received for the sale of 175,000 shares of common stock.

Total shares
issued to December 2000 are 21,156,000 common shares. There have been no preferred shares issued.

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

     The Company's executive office is located at 2525 Sharon Way, Reno, Nevada 89509. Its telephone number is (604) 244-0964.

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

     South Africa has traditionally been the leading supplier of vanadium slag and pentoxide. However, South Africa began to process more and more of its supply for various internal applications, especially the production of ferrovanadium. Consequently, economists expect that in the future there will be less vanadium available for export from South Africa than in the recent past. This development could have a wide-range effect on vanadium supply around the world and may cause, for example, European ferrovanadium converters to increasingly consider other sources of vanadium such as petroleum coke, recycled catalysts and ashes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     The authorized capital of the Company consists of 80,000,000 shares of Common Stock, par value $.01, of which 2,156,000 are outstanding. The material terms of the securities are as follows:

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

     The Company's securities are currently traded on the OTC/BB, having commenced trading in February 2000.

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of December 31, 2000, the approximate number of record holders of the Company's Common Stock was 58.

ITEM 6. SELECTED FINANCIAL DATA

     An audited Report and Financial Statement, as of December 31, 2000 (the end of the second fiscal year of the Company), is set forth in Exhibit 99.1 to this Form 10-K. A Financial Data Schedule on the Company is set forth in Exhibit 27 to this Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's past fiscal year and up to the present time, the principal independent accountant for the Company has neither resigned (or declined to stand for reelection) nor been dismissed. The independent accountant for the Company is Amisano Hanson, Chartered Accountants. This firm was engaged on or about December 15, 1998. There have been no disagreements on accounting or financial disclosure.

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the Company's Directors and executive officers as of December 31, 1999 are listed below:

NAME                         AGE       POSITION WITH            FIRST ELECTED
                                       THE COMPANY
Dennis S. LaPrairie           47       President, C.E.O, Director       1998
George Weinstein              74       Vice President                   1998
Moshe C. Zefrani              51       Director, Secretary, Treasurer   1998

     Dennis LaPrairie serves as a member of the Board of Directors and President of the Company since the resignation of Mr. Ken Liebscher in May 2000. He has also been a member of the Board of Directors since 1998. Mr.
LaPrairie is a registered professional engineer and has been employed with the State of Nevada as an Environmental Engineer for the past five years. Prior to that time, Mr. LaPrairie was self-employed as a consulting engineer for 10 years. Mr. LaPrairie graduated from Mackay School of Mines with a Bachelor of Science degree in 1977. Dennis LaPrairie is the son of Jules P. LaPrairie, the mining consultant who prepared the pre-feasibility study on the company's property. Jules has represented that his relationship to Dennis did not impair his ability to perform an objective evaluation for purposes of the pre-feasibility study; however, the relationship of Jules to Dennis may present a potential conflict of interest.

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

ITEM 11. EXECUTIVE COMPENSATION

     The Company currently has two executive officers, Mr. Dennis LaPrairie and Mr. George Weinstein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of the Company's shares as of December 31, 2000 for (i) each current Director and each nominee for Director (ii) each officer of the Company, (iii) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's shares, and (iv) all officers and Directors of the Company as a group.

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
     as a group

*  less than one percent
------------------------
(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table or family members have sole voting and investment power with respect to all shares owned by them.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised. As of the date of this Registration Statement, no options, warrants or rights to acquire shares have been granted.
(3)  Assumes 21,156,000 shares outstanding.
(5) Mr. Weinstein's address is 11651 Twigg Place, Richmond, British Colombia V6Y 3N3.
(6) Mr. Zefrani's address is 5501 Adalbert, Suite 1404, Cote St. Luc, Quebec, Canada H4W 2B1.
(7) Mr. LaPrairie's address is 2525 Sharon Way, Reno, Nevada 89509. The address for Medan Management Corp. is c/o S.A. Mann, F.C.A. Chartered Accountant, 241 Maida Vale, London, England W9-1QJ. The address for Admiral House Ltd. is 94 Dowdeswell Street, P.O. #N-7521 Nassau, Bahamas.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dennis S. LaPrairie has been a member of the Board of Directors and has been President of the Company since the resignation of Mr. Ken Liebscher in May 2000. (See Item 5, Directors and Executive Officers). Dennis LaPrairie is the son of Jules P. LaPrairie, the mining consultant who prepared the pre-feasibility study on the company's property. Jules has represented that his relationship to Dennis did not impair his ability to perform an objective evaluation for purposes of the pre-feasibility study; however, the relationship of Jules to Dennis may present a potential conflict of interest.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     Exhibits
             None.

     (b)     Reports on Form 8-K.
             None

      (c)    Financial data Schedule
             See schedule 27 Below

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Reno, State of Nevada, on April 11, 2001.

     By:  /s/ Dennis LaPrairie
          ------------------------------------
          Dennis LaPrairie,
          Chief Executive Officer, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                    TITLE                         DATE


/s/ Denis LaPrairie       President & Chief Executive Officer     April 11, 2000
-------------------------
Dennis LaPrairie

/s/ George Weinstein      Treasurer (Principal Accounting         April 11, 2000
-------------------------
George Weinstein          Officer) and Director

/s/ Moshe C. Zefrani      Director                                April 11, 2000
-------------------------
Moshe C. Zefrani

TERRY AMISANO LTD.                                                AMISANO HANSON
KEVIN HANSON, C.A.                                         CHARTERED ACCOUNTANTS


INDEX TO EXHIBITS


The following exhibits are filed herewith as part of this Registration statement:

     3.1     Articles of Incorporation, as amended                    (1)
     3.2     Certificate of Amendment of Articles of Incorporation    (1)
     3.3     Bylaws                                                   (1)
     10.2    Purchase Agreement with Medan Management Corp.           (1)
     27      Financial Data Schedule                                   See Below
     99.1    Report and Financial Statements dated December 31, 1999   See Below

     (1) Filed with the Company's registration statement on Form 10SB12G/A dated 9/14/99 and incorporated by reference.

Page 19
EXHIBIT 99.1

REPORT AND FINANCIAL STATEMENT DATED DECEMBER 31, 2000


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Vanadium International, Inc.

We have audited the accompanying balance sheets of Vanadium International, Inc. (An Exploration Stage Company) as at December 31, 2000 and 1999 and the related statements of loss, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception of the exploration stage, August 24, 1998 to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Vanadium International, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception of the exploration stage, August 24, 1998 to December 31, 2000, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in
Note 1 to the financial statements, the company is in the exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                             /s/ AMISANO HANSON
March 13, 2000                                             Chartered Accountants

SUITE 604 - 750 WEST PENDER STREET                    TELEPHONE:  (604) 689-0188
VANCOUVER, BC,  CANADA                                FACSIMILE:  (604) 689-9773
V6C 2T7                                               E-MAIL:  amishan@telus.net

                          VANADIUM INTERNATIONAL, INC.
                          (An Exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Stated in US Dollars)
                              --------------------


                                     ASSETS
                                     ------

                                                            2000        1999
                                                            ----        ----
Current
   Cash                                                 $   92,823   $       90
   Advance receivable                                       10,000         -
                                                        ----------   ----------
                                                           102,823           90

Mineral property - Note 3                                  100,000      100,000
                                                        ----------   ----------
                                                        $  202,823   $  100,090
                                                        ==========   ==========

                                   LIABILITIES
Current
   Accounts payable                                     $   24,606   $   40,099
   Due to related parties - Note 5                           2,090       42,885
                                                        ----------   ----------
                                                            26,696       82,984
                                                        ----------   ----------

                              STOCKHOLDERS' EQUITY
Capital stock
   Authorized:
     80,000,000 common shares, $0.01 par value
     20,000,000 preferred shares, $0.01 par value
   Issued:
     21,156,000 common shares - Note 4                     574,627      149,500
Deficit accumulated during the exploration stage          (398,500)    (132,394)
                                                        ----------   ----------
                                                           176,127       17,106
                                                        ----------   ----------
                                                        $  202,823   $  100,090
                                                        ==========   ==========


Nature and Continuance of Operations - Note 1
Commitments - Note 4

APPROVED BY THE DIRECTORS:



   /s/Dennis La Prairie                        /s/ Moshe Zefrani
----------------------------              ----------------------------
                            , Director                                , Director


                             SEE ACCOMPANYING NOTES

                          VANADIUM INTERNATIONAL, INC.
                          (An Exploration Stage Company)
                         STATEMENTS OF LOSS AND DEFICIT
                    ACCUMULATED DURING THE EXPLORATION STAGE
                 for the years ended December 31, 2000 and 1999,
   for the period August 24, 1998 (Date of Incorporation) to December 31, 1998 and for the period August 24, 1998 (Date of Incorporation) to December 31, 2000
                              (Stated in US Dollars)
                               --------------------

                                                                        August 24, 1998      August 24, 1998
                                           Year          Year               (Date of             (Date of
                                          Ended         Ended          Incorporation) to    Incorporation) to
                                       December 31,  December 31,         December 31,        December 31,
                                          2000           1999                  1998                2000
                                          ----           ----                  ----                ----
Interest Income                      $     1,616     $      -             $      -             $      1,616

Expenses
   Consulting fees - Note 5          $    15,279     $     1,969          $      -             $     17,248
   Exploration and development
    expenses - Note 5                      3,806           4,775               18,944                27,525
   Filing fees                               184             709                 -                      893
   Interest and bank charges                 514             235                   59                   808
   Legal and accounting                   35,556          16,851               18,992                71,399
   Management fees - Note 5                8,000          48,000               12,000                68,000
   Office                                 13,752           5,087                1,952                20,791
   Travel                                 34,564             136                1,590                36,290
   Transfer agent                            940           1,095                 -                    2,035
   Write-off of Cleartron advance        110,000            -                    -                  110,000
   Non-cash compensation charge
     - Note 4                             45,127            -                    -                   45,127
                                     -----------      ----------           ----------           -----------
Net loss for the period                  266,106          78,857               53,537               398,500

Deficit, beginning of the period         132,394          53,537                 -                     -
                                     -----------     -----------          -----------          ------------

Deficit, end of the period           $   398,500     $   132,394          $    53,537          $    398,500
                                     ===========     ===========          ===========          ============

Basic loss per share                 $      0.01     $      -             $      -
                                     ===========     ===========          ===========

Weighted average number of shares
 outstanding                          20,946,781      20,895,329           13,594,713
                                     ===========     ===========          ===========


                             SEE ACCOMPANYING NOTES

                          VANADIUM INTERNATIONAL, INC.
                          (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2000 and 1999,
   for the period August 24, 1998 (Date of Incorporation) to December 31, 1998 and for the period August 24, 1998 (Date of Incorporation) to December 31, 2000
                              (Stated in US Dollars)
                               --------------------

                                                                        August 24, 1998      August 24, 1998
                                           Year          Year               (Date of             (Date of
                                          Ended         Ended          Incorporation) to    Incorporation) to
                                       December 31,  December 31,         December 31,        December 31,
                                          2000           1999                  1998                2000
                                          ----           ----                  ----                ----
Interest Income                      $     1,616     $      -             $      -             $      1,616
Cash Flows from Operating
 Activities
   Net loss for the period           $  (266,106)    $   (78,857)         $   (53,537)         $   (398,500)
   Add: adjustments to
     reconcile net loss to
     net cash used in operations:
   Common stock issued in
     consideration for exploration
     and exploration expenses               -               -                  10,000                10,000
   Non-cash compensation charge           45,127            -                    -                   45,127
   Changes in non-cash working
     capital balances related to
     operations:
      Accounts payable                   (15,493)         14,278               25,821                24,606
      Advance receivable                 (10,000)           -                    -                  (10,000)
      Due to related parties             (40,795)         38,214                4,671                 2,090
                                     -----------     -----------          -----------          ------------
                                        (287,267)        (26,365)             (13,045)             (326,677)
                                     -----------     -----------          -----------          ------------

Cash Flow from Financing Activity
   Issue of common stock for cash        380,000           9,000               80,500               469,500
                                     -----------     -----------          -----------          ------------

Cash Flow used in Investing
 Activity
   Mineral property acquisition             -               -                 (50,000)              (50,000)
                                     -----------     -----------          -----------          ------------

Net increase (decrease) in cash
 during the period                        92,733         (17,365)              17,455                92,823

Cash, beginning of the period                 90          17,455                 -                     -
                                     -----------     -----------          -----------          ------------

Cash, end of the period              $    92,823     $        90          $    17,455          $     92,823
                                     ===========     ===========          ===========          ============

Supplemental Disclosures - Note 9


                             SEE ACCOMPANYING NOTES

                          VANADIUM INTERNATIONAL, INC.
                          (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
   for the period August 24, 1998 (Date of Incorporation) to December 31, 2000
                             (Stated in US Dollars)
                              --------------------

                                                                                                        Deficit
                                                         (Note 4)                                     Accumulated
                                                          Common                    Additional         During the
                                                           Stock                      Paid-in         Exploration
                                                             #         Par Value      Capital             Stage            Total
                                                          -------      ---------      -------             -----            -----
Shares issued for seed
 capital - at $0.025                                      560,000      $     5,600   $     8,400       $      -        $    14,000
Shares issued for
 property - at $0.0333                                  1,500,000           15,000        35,000              -             50,000
9:1 stock dividend                                     18,540,000             -             -                 -               -
Shares issued pursuant to
 offering memorandum
 - at $0.50                                                83,000              830        40,670              -             41,500
Shares issued for services
 - at $0.25                                               100,000            1,000        24,000              -             25,000
Shares issued for less than cost                             -                -          (15,000)             -            (15,000)
Shares issued for cash
 - at $0.25                                               100,000            1,000        24,000              -             25,000

Net loss for the period                                      -                -             -              (53,537)        (53,537)
                                                       ----------       ----------   -----------        ----------      ----------

Balance, as at
 December 31, 1998                                     20,883,000           23,430       117,070           (53,537)         86,963
Shares  issued  for  cash
 pursuant to an offering
 memorandum - at $0.50                                     18,000              180         8,820              -              9,000

Net loss for the year                                        -                -             -              (78,857)        (78,857)
                                                       ----------       ----------   -----------        ----------      ----------

Balance, as at
 December 31, 1999                                     20,901,000           23,610       125,890          (132,394)         17,106
Shares  issued  for  cash
 pursuant to a subscription
 agreement - at $1.25                                      80,000              800        99,200              -            100,000
Shares issued for cash
 pursuant to a subscription
 agreement - at $1.60                                     175,000            1,750       278,250              -            280,000
Non-cash compensation charge                                 -                -           45,127              -             45,127
Net loss for the year                                        -                -             -             (266,106)       (266,106)
                                                       ----------       ----------   -----------        ----------      ----------

Balance, as at
 December 31, 2000                                     21,156,000      $    26,160   $   548,467       $  (398,500)    $   176,127
                                                       ==========       ==========   ===========        ==========      ==========


                             SEE ACCOMPANYING NOTES

                          VANADIUM INTERNATIONAL, INC.
                          (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                 for the years ended December 31, 2000 and 1999
 and for the period August 24, 1998 (Date of Incorporation) to December 31, 1998
                             (Stated in US Dollars)
                              --------------------


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

         These financial statements have been prepared on a going concern basis. At December 31, 2000, the company has not generated revenues and accumulated losses of $398,500 since incorporation. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

         Basic Loss Per Share
         --------------------

         The company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share has been calculated upon the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be anti-dilutive.

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying value of cash, advance receivable, accounts payable and due to related parties approximate fair value because of the short maturity of those instruments.

         Stock-based Compensation
         ------------------------

         The company has elected to account for stock-based compensation following APB No. 25 "Account for Stock Issued to Employees", and to provide the disclosures required under SFAS No. 123 "Accounting for Stock-based Compensation" (Note 4).

Note 3   Mineral Property
         ----------------

         By a purchase agreement dated September 18, 1998, the company acquired a 100% interest in three mineral claims located in Nevada comprising 36 units. The Bisoni and Gibellini claims are located in Eureka County and the Bisoni-McKay claim is located in Nye County. Consideration to acquire the property, consisted of the issuance of 15,000,000 common shares valued at $50,000 and $50,000 cash.

Note 4   Capital Stock
         -------------

         Commitments:

Share Purchase Warrants:

         At December 31, 2000, the company has 80,000 share purchase warrants outstanding. Each warrant entitles the holder thereof to acquire one additional common share for $1.25 expiring March 25, 2001.

         Stock-based Compensation

Effective February 14, 2000, the company granted stock options to employees of the company (officers, directors and employees) and consultants to the company to purchase common shares of the company at the closing price of the company's common stock on the date of the grant. Options are not granted to anyone other than the aforementioned individuals. The options have been granted with a term of 4 years. There are no specific vesting requirements under the options. Presented below is a summary of the stock option activity for the years shown:

                                                  Number of          Weighted
                                                                     Average
                                                Stock Options     Exercise Price
                                                -------------     --------------
         Balance, December 31, 1999 and 1998            -                   -
         Granted                                     320,000              $0.75
         Exercised                                      -                   -
                                                  ----------        -----------
         Balance, December 31, 2000                  320,000              $0.75
                                                  ==========        ===========

         The number of stock options outstanding is equal to the number exercisable as there are no vesting provisions.

         -------------

Stock-based Compensation - (cont'd)

         The company grants stock options at exercise prices equal to the fair market value of the company's stock at the date of the grant. Pursuant to APBO No. 25, the compensation charge associated with consultants' options has been recorded in the financial statements. The compensation charge associated with employees' options (officers, directors and employees) is not recognized in this circumstance but included in the pro-forma amounts.

                                                                                                  August 24,
                                                                                                     1998
                                                                                                   (Date of
                                                                                                 Incorporation)
                                                                                                  December 31,
                                                     2000             1999            1998            2000
                                                     ----             ----            ----            ----
Total non-cash compensation
 charge                                          $    169,892     $       -       $        -      $    169,892
Consultants' non-cash
 compensation charge                                  (45,127)            -                -           (45,127)
                                                 ------------     -------------   -------------   ------------
Employee's non-cash
 compensation charge                             $    124,765     $       -       $        -      $    124,765
                                                 ============     =============   =============   ============

         -------------

Stock-based Compensation - (cont'd)

         Under SFAS No. 123, if the company elects to follow APBO No. 25, in respect to the employees stock options, it is required to present pro-forma information as to the effect on income and earnings per share as if the company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been determined based on the fair value at the grant dates for those options issued to employees, the company's net loss and basic loss per share would have been adjusted to the pro-forma amounts indicated below:

                                                                                                  August 24,
                                                                                                     1998
                                                                                                   (Date of
                                                                                                 Incorporation)
                                                                                                  December 31,
                                                     2000             1999            1998            2000
                                                     ----             ----            ----            ----
Total non-cash compensation
 charge                                          $    169,892     $       -       $        -      $    169,892
Net loss              As reported                $   (266,106)    $    (78,857)   $     (53,537)  $   (398,500)
                      Pro-forma                  $   (390,871)    $    (78,857)   $     (53,537)  $   (523,265)
Basic loss per share  As reported                $      (0.01)    $       -       $        -
                      Pro-forma                  $      (0.02)    $       -       $        -

         The weighted average fair value at date of grant of the options granted were as follows:

                                                                         2000
                                                                         ----
         Weighted average fair value                                  $     .53
         Total options granted                                          320,000
         Total fair value of all options granted                      $ 169,892

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                         2000
                                                                         ----
         Expected dividend yield                                           0.0%
         Expected volatility                                             100%
         Risk-free interest rate                                           4.05%
         Expected term in years                                            4

         -------------

Stock-based Compensation - (cont'd)

         The following common stock options were outstanding at December 31, 2000 entitling the holders thereof the right to purchase one common share for each option held:

                                              Exercise Price
                             Number of Options     Per Share     Expiry Date
                             -----------------     ---------     -----------
         Consultants                  85,000         $0.75     February 14, 2004
         Officer, directors and
          employees                  235,000         $0.75     February 14, 2004
                                  ----------
                                     320,000
                                  ==========

Note 5   Related Party Transactions
         --------------------------

         The company was charged the following fees and exploration and development expenses by directors and a former director of the company:

                                                                           August 24,        August 24,
                                                                              1998             1998
                                                Year          Year       (Date of Incor-  (Date of Incor-
                                                Ended         Ended       poration) to     poration) to
                                             December 31,   December 31,   December 31,     December 31,
                                                1999          1999             1998            2000
                                                ----          ----             ----            ----
Consulting fees                            $    6,496     $      -         $      -       $    6,496
Exploration and development                      -              1,174           16,819        17,993
 expenses
Management fees                                 8,000          48,000           12,000        68,000
                                           ----------     -----------      -----------    ----------
                                           $   14,496     $    49,174      $    28,819    $   92,489
                                           ==========     ===========      ===========    ==========

         Due to related parties as at December 31, 2000 includes $Nil (1999:
         $40,000) for unpaid management fees and $2,090 (1999: $2,885) for unpaid exploration and development expenses. These amounts are unsecured, non-interest bearing with no specific terms for repayment.

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

         The following table summarizes the significant components of the company's deferred tax assets:

                                                                        Total
                                                                        -----
         Deferred Tax Assets
              Non-capital loss carryforwards                         $  353,373
                                                                     ==========
         Gross deferred tax assets                                   $  176,687
         Valuation allowance for deferred tax asset                    (176,687)
                                                                     ----------
                                                                     $     -
                                                                     ==========

         The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7   Income Taxes
         ------------

         No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2000, the company has net operating loss carryforwards, which expire commencing in 2018 totalling approximately $353,373, the tax benefit of which has not been recorded in the financial statements.

Note 8   New Accounting Standards
         ------------------------

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

Note 9   Supplemental Disclosures
         ------------------------

         Non-cash Transactions
         - On September 23, 1998, the company issued 1,500,000 shares and on October 17, 1998 issued an additional 13,500,000 shares as stock dividends to total 15,000,000 shares at a deemed price of $0.00333. These shares were issued to acquire mineral properties located in Nevada at a value of $50,000.
         - On October 2, 2998, the company issued 100,000 shares at $0.15 in consideration for exploration and development expenses valued at $10,000. $15,000 was charged to additional paid-in capital.