Form 10QSB
period 2001-03-31
VANADIUM INTERNATIONAL INC
filed 2001-05-16
CIK 1082706

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended March 31, 2001

--------------------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to

Commission File No.

VANADIUM INTERNATIONAL, INC
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)

          NEVADA                                             88-0402908
     ------------------                           ------------------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
  incorporation or organization)

                                  2525 Sharon Way
                                  Reno, NV  89509
                                --------------------
                       (Address of Principle Executive Offices)

                      Issuer's Telephone Number:  (604) 244-0964

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

                    March 31, 2001: Common Stock - 21,156,000

                      DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format    Yes           No    X
                                                 -----          -----

                             VANADIUM INTERNATIONAL, INC.

                                  TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                       PAGE

Item 1.  Financial Statements:

Balance Sheets as of March 31, 2001 and
December 31, 2000                                                          5

Statements of Operations for the three months ended
March 31, 2001 and March 31, 2000 and from Inception through
March 31, 2001                                                             6

Statements of Cash Flow for the three months ended
March 31, 2001 and March 31, 2000 and from Inception through
March 31, 2001                                                             7

Notes to Financial Statements for the three months ended
March 31, 2001 and March 31, 2000 and from Inception through
March 31, 2001                                                             9

Item 2.  Management's Plan of Operations                                  10

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                10

Item 2.  Changes in Securities                                            11

Item 3.   Defaults upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Securities Holders           11

Item 5.   Other Information                                               11

Item 6.   Exhibits and Reports on Form 8 - K                              11

Signatures                                                                11

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

                          VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

March 31, 2001 and December 31, 2000        ASSETS

CURRENT ASSETS                                      Mar 31,2001     Dec 31,2000
                                                    -----------     -----------

     CASH                                          $     26,017    $     92,823
     ADVANCES                                            55,000          10,000
                                                   ------------    ------------
       TOTAL CURRENT ASSETS                        $     81,017    $    102,823

MINERAL ACQUISITIONS
     MINERAL PROPERTY                              $    100,000    $    100,000

                                                   ------------    ------------
       TOTAL ASSETS                                $    181,017    $    202,823
                                                   ------------    ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                              $     18,292    $     24,606
     DUE TO RELATED PARTIES                               2,277           2,090
                                                   ------------    ------------
       TOTAL CURRENT LIABILITIES                   $     20,569    $     26,695
                                                   ------------    ------------

       TOTAL LIABILITIES                           $     20,569    $     26,695
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:
   80,000,000 common shares, $0.01 par value
   20,000,000 preferred shares, $0.01 par value
ISSUED:
   21,156,000 common shares                        $     26,160    $     26,160

   CONTRIBUTED SURPLUS                                  548,467         548,467

   DEFICIT ACCUMULATED DURING THE
      DEVELOPMENT STAGE                                (414,179)       (398,500)
                                                   ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             160,448         176,127
                                                   ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    181,017    $    202,823


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.

                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH MARCH 31, 2001

                                    UNAUDITED

                                                                  AUGUST 24 1998
                              THREE MONTHS      THREE MONTHS        (DATE OF
                              ENDED Mar 31      ENDED Mar 31       INCEPTION TO
                                 2001               2000           Mar 31, 2000)

INCOME                           1,827                 -                   -
COST OF SALES                     -                    -                   -
                             ---------            ---------           ---------

GROSS PROFIT                     1,827                 -                   -

OPERATING EXPENSES           $  17,506            $  11,813           $ 390,097
EXPLORATION & DEV                 -                    -                 27,525
                             ---------            ---------           ---------

NET (LOSS)                   $ (15,679)           $ (11,813)          $(417,622)

BASIC AND DILUTED
   LOSS PER SHARE            $  (0.001)           $  (0.001)          $   (0.02)

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.

                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH MARCH 31, 2000

                                    UNAUDITED

                                                                  AUGUST 24 1998
                              THREE MONTHS      THREE MONTHS        (DATE OF
                              ENDED Mar 31      ENDED Mar 31       INCEPTION TO
                                 2001               2000           Mar 31, 2000)

CASH FLOWS FROM OPERATING
  ACTIVITIES

NET (LOSS)                   $ (15,679)           $ (11,813)          $(414,179)
  ADD:  ITEMS NOT
  AFFECTING CASH

SHARES ISSUED FOR
  EXPLOR. & DEV.             $    -                    -                 10,000

  NON-CASH
  COMPENSATION
  CHARGE                     $    -                    -                 45,127
                             ---------            ---------           ---------

                             $ (15,679)           $ (11,813)          $(359,052)

CHANGES IN NON-CASH
ITEMS
  DUE TO RELATED
    PARTIES                  $     187              (20,885)              2,277
  ACCOUNTS PAYABLE           $  (6,314)             (16,873)             18,292
  ADVANCES RECEIVABLE          (45,000)                -                (55,000)
                             ---------            ---------           ---------

NET CASH (USED) BY
  OPERATING ACTIVITIES       $ (66,806)           $ (49,571)          $(393,483)
                             ---------            ---------           ---------

CASH FLOW FROM
INVESTING ACTIVITIES

ACQUISITION OF
  MINERAL PROPERTY           $    -               $    -              $ (50,000)
                             ---------            ---------           ---------

NET CASH (USED) BY
  INVESTMENT ACTIVITIES      $    -               $    -              $ (50,000)
                             ---------            ---------           ---------

CASH FLOWS FROM
FINANCING ACTIVITIES

PROCEEDS FROM
COMMON SHARES                $    -               $  50,000           $ 469,500
                             ---------            ---------           ---------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES       $    -               $  50,000           $ 469,500
                             ---------            ---------           ---------

NET INCREASE (DECREASE)
IN CASH                      $ (66,806)           $     429           $  26,017

CASH AT BEGINNING
  OF PERIOD                  $  92,823            $      90                -
                             ---------            ---------           ---------

CASH AT END
  OF PERIOD                  $  26,017            $     519           $  26,017
                             ---------            ---------           ---------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           VANADIUM INTERNATIONAL, INC.
                         (FORMERLY U.S. VANADIUM CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH MARCH 31, 2001.


1.  BASIS OF PRESENTATION

    In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 2000, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2.  FINANCING

                                         Common                      Additional
                                         Shares                       Paid-in
                                            #         Par Value       Capital
                                         -------      ---------       -------

        Balance, December 31, 2000     21,156,000     $   26,160     $  548,467
                                      -----------     ----------     ----------
        Balance, March 31, 2001        21,156,000     $   26,160     $  548,467
                                      ===========     ==========     ==========

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

3.  RELATED PARTY TRANSACTIONS

    The Company was charged the following management fees and exploration and development expenses by two director of the company since inception:

               Management Fees                          $  68,000
               Exploration and development expenses        27,515
                                                        ---------
                                                        $  95,515

    Due to related parties as at March 31, 2001 includes $2,277 for unpaid exploration and development costs. This amount is due to one director of the company.

3.  DESCRIPTION OF SECURITIES

    The authorized capital of the Company consists of 80,000,000 shares of Common Stock, par value $.01, of which 21,156,000 are outstanding. The material terms of the securities are as follows:

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

     To date, $27,525 has been spent by the company on exploration and development expenses, including title research, claim staking and filing fees with the State of Nevada and Counties, annual rental payments to the Bureau of Land Management ($100 per claim), travel expenses for site visits to the property, library research and acquisition of reports, data and investigations from previous owners of the project.

     Over the course of the past year, the company has explored possible high-tech ventures with several groups in the alternative battery and wireless technology industries, however no agreements were formalized. The company continues to explore its opportunities in these industries, however, in addition to continuing to develop its vanadium properties.

     During the past quarter, the company has advanced International Communications and Equipment (ICE) $40,000 towards the development of a joint venture in the wireless technology industry. ICE is developing wireless communications gateways in the Middle East and eastern Europe.

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

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

              During the quarter the company incurred no legal proceedings.

     Item 2.  Changes in Securities and Use of Proceeds.

              During the first quarter of 2001, the Company did not issue any securities.

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

                                          VANADIUM INTERNATIONAL INC


Date:     5/14/01                         By: /s/ Dennis LaPrairie
                                          President and Director



Date:     5/14/01                         By: /s/ Moishe Zefrani
                                          Secretary and Director