Form 10QSB
period 2001-06-30
VANADIUM INTERNATIONAL INC
filed 2001-08-14
CIK 1082706

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                     Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended June 30, 2001

--------------------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                to

Commission File No.

VANADIUM INTERNATIONAL, INC
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)

          NEVADA                                   88-0402908
  -------------------------------              --------------------
  (State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
   incorporation or organization)

                             2525 Sharon Way
                             Reno, NV  89509
                       -----------------------------
                 (Address of Principle Executive Offices)

                Issuer's Telephone Number:  (775) 826-5445

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

                    June 30, 2001:  Common Stock - 21,156,000

                     DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format    Yes      No    X
                                                -----     -----

                             VANADIUM INTERNATIONAL, INC.
                                   TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:
Balance Sheets as of June 30, 2001 and December 31, 2000                       5

Statements of Operations for the six months ended June 30,
  2001 and June 30, 2000, for the three months ended June
  30, 2001 and June 30, 2000 and from Inception through
  June 30, 2001                                                                6

Statements of Cash Flow for the six months ended June 30,
  2001 and June 30, 2000, for the three months ended June
  30, 2001 and June 30, 2000 and from Inception through
  June 30, 2001                                                                7

Statements of Stockholder's Equity for the period August
  24, 1998 (Date of Incorporation) to June 30, 2001                            9

Notes to Financial Statements for the six months ended
  June 30, 2001 and June 30, 2000, for the three months
  ended June 30, 2001 and June 30, 2000 and from
  Inception through June 30, 2001                                             10

Item 2.  Management's Plan of Operations                                      11

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities                                                13

Item 3.   Defaults upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Securities Holders               13

Item 5.   Other Information                                                   13

Item 6.   Exhibits and Reports on Form 8 - K                                  13

Signatures                                                                    13

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2000 and for the quarter ended March 31, 2001 previously filed with the Securities and Exchange Commission.

                          VANADIUM INTERNATIONAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET

JUNE 30, 2001 AND DECEMBER 31, 2000   ASSETS       June 30,2001    Dec. 31, 2000
                                                   ------------    -------------

CURRENT ASSETS
   CASH                                           $      8,211     $     92,823
   ADVANCES RECEIVABLE                                  55,000           10,000
                                                  ------------     ------------

         TOTAL CURRENT ASSETS                     $     63,211     $    102,823

MINERAL ACQUISITIONS
   MINERAL PROPERTY                               $    100,000     $    100,000
   CAPITAL ASSETS                                        1,030             -
                                                  ------------     ------------

         TOTAL ASSETS                             $    164,241     $    202,823
                                                  ------------     ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                               $     16,196     $     24,606
   DUE TO RELATED PARTIES - Note 3                       2,411     $      2,090
                                                  ------------     ------------

         TOTAL LIABILITIES                        $     18,607     $     26,696
                                                  ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL - NOTE 2

AUTHORIZED:
   80,000,000 common shares, $0.01 par value
   20,000,000 preferred shares, $0.01 par value
   ISSUED:
     21,156,000 common shares                     $    574,627     $    574,627


       DEFICIT ACCUMULATED DURING THE
         EXPLORATION STAGE                        $   (428,993)    $   (398,500)
                                                  ------------     ------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     $    145,634     $    176,127
                                                  ------------     ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                $    164,241     $    202,823



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2001 AND JUNE 30,
 2000 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH MARCH 31, 2001

                                    UNAUDITED

                                              SIX MONTHS      SIX MONTHS         THREE         THREE          AUG 24, 1998
                                              ENDED JUNE      ENDED JUNE        MONTHS        MONTHS              (DATE OF
                                                30, 2001        30, 2000    ENDED JUNE    ENDED JUNE          INCEPTION TO
                                                                              30, 2001      30, 2000          JUN 30, 2001
INTEREST INCOME                                   1,956            -              129          -                 3,572
EXPENSES
Ammortization                                        40            -               40          -                    40
Consulting Fees                                   6,939           3,344         5,366         3,006             24,187
Exploration & Development                          -               -             -             -                27,525
Filing Fees                                        -                184          -             -                   893
Interest & Bank Charges                             221             157           107            35              1,029
Legal & Accounting                                5,383            (475)        2,833           500             76,782
Management Fees                                    -              8,000          -             -                68,000
Office                                            4,764           5,125         1,038         3,139             25,555
Travel                                           14,989          10,691         5,511         8,768             51,279
Transfer Agent                                      113             260            48            25              2,148
Write-off: Cleartron                               -               -             -             -               110,000
Non-cash Compensation Charge                       -               -             -             -                45,127

NET (LOSS)                                   $  (30,493)     $  (27,286)   $  (14,814)   $  (15,473)        $ (428,993)

DEFICIT BEGINNING                              (398,500)       (132,394)     (414,179)     (144,207)              -
OF PERIOD

DEFICIT END OF
PERIOD                                       $ (428,993)     $ (159,680)   $ (428,993)   $ (159,680)        $  428,993
                                             ----------      ----------    ----------    ----------         ----------

BASIC AND DILUTED
LOSS PER SHARE                                     -               -             -             -                  -
WEIGHTED AVE
NUMBER OF SHARES
OUTSTANDING                                  21,156,000      20,901,000    21,156,000    20,901,000


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH JUNE 30, 2001

                                    UNAUDITED

                                                   THREE           THREE                                      AUG 24, 1998
                                                  MONTHS          MONTHS    SIX MONTHS    SIX MONTHS              (DATE OF
                                              ENDED JUNE      ENDED JUNE    ENDED JUNE    ENDED JUNE             INCEPTION
                                                30, 2001        30, 2000      30, 2001      30, 2000           TO JUNE 30,
                                                                                                                      2001
CASH FLOWS FROM
OPERATING
ACTIVITIES

NET (LOSS)                                   $  (14,814)     $  (15,473)   $  (30,493)   $  (27,286)        $ (428,993)

   ADD: ITEMS NOT
   AFFECTING CASH

   SHARES ISSUED
   FOR EXPL. & DEV.                                -               -             -             -            $   10,000
   AMMORTIZATION                             $       40            -       $       40          -            $       40
                                             ----------      ----------    ----------    ----------         ----------
                                             $  (14,774)     $  (15,473)   $  (30,453)   $  (27,286)        $ (418,953)

CHANGES IN NON-
CASH WORKING
CAPITAL ITEMS

   ACCOUNTS PYBLE                            $   (2,096)     $  (12,154)   $   (8,410)   $  (29,027)        $   16,196
   ADVANCES
   RECEIVABLE                                                              $  (45,000)         -            $  (55,000)
   DUE TO RELATED
   PARTIES                                   $      134      $  (22,000)   $      321    $  (42,885)        $    2,411

NET CASH (USED) BY
OPERATING
ACTIVITIES                                                   $  (49,627)   $  (83,542)   $  (99,198)        $ (410,219)

CASH FLOW FROM
INVESTING
ACTIVITIES

   ACQUISITION OF
   MINERAL PROP.                                   -               -             -             -            $  (50,000)

   ACQUISITION OF
   CAPITAL ASSETS                                  -                       $   (1,070)         -            $   (1,070)

                                                   THREE           THREE                                      AUG 24, 1998
                                                  MONTHS          MONTHS    SIX MONTHS    SIX MONTHS              (DATE OF
                                              ENDED JUNE      ENDED JUNE    ENDED JUNE    ENDED JUNE             INCEPTION
                                                30, 2001        30, 2000      30, 2001      30, 2000           TO JUNE 30,
                                                                                                                      2001
NET CASH (USED) BY
INVESTMENT
ACTIVITIES                                   $   (1,070)           -       $   (1,070)         -            $  (51,070)
                                             ----------      ----------    ----------    ----------         ----------

CASH FLOWS FROM
FINANCING
ACTIVITIES                                         -

PROCEEDS FROM
ISSUANCE OF
COMMON SHARES                                      -         $   50,000          -       $   10,000         $  469,500
                                             ----------      ----------    ----------    ----------         ----------

NET CASH PROVIDED
BY FINANCING
ACTIVITIES                                         -         $   50,000          -       $   10,000         $  469,500
                                             ----------      ----------    ----------    ----------         ----------

NET INCREASE
(DECREASE) IN CASH                           $  (17,806)     $      373    $  (84,612)   $      802         $    8,211

CASH AT BEGINNING
OF PERIOD                                    $   26,017      $      519    $   92,823    $       90               -

CASH AT END OF
PERIOD                                       $    8,211      $      892    $    8,211    $      892         $    8,211
                                             ----------      ----------    ----------    ----------         ----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                         (AN EXPLORATION STAGE COMPANY)
  STATEMENTS OF STOCKHOLDER'S EQUITY FOR THE THREE MONTHS AND SIX MONTHS PERIODS
     ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND FOR THE PERIOD AUGUST 24, 1998
                        (INCEPTION) THROUGH JUNE 30, 2001

                                  Common Shares #        Par Value     Additional Paid-in      Deficit Accumulated       Total
                                  ---------------        ---------                                                       -----
                                                                                  Capital   During the Expl. Stage
                                                                                  ------    ----------------------
Shares issued for seed capital -
at $0.025                           560,000           $     5,600         $     8,400        $      -                 $    14,000

Shares issued for property -at
$0.0333                           1,500,000                15,000              35,000               -                      50,000

9:1 stock dividend               18,540,000                  -                   -                  -                        -

Shares issued pursuant to
offering memorandum at $0.50         83,000                   830              40,670               -                      41,500

Shares issued for services
at $0.25                            100,000                 1,000              24,000               -                      25,000

Shares issued for less than cost       -                     -                (15,000)              -                     (15,000)

Shares issued for cash -
at $0.25                            100,000                 1,000              24,000               -                      25,000

Net loss for the period                -                     -                   -               (53,537)                 (53,537)

Balance,                         20,883,000                23,430             117,070            (53,537)                  86,963
as at December 31, 1998

Shares issued for cash
pursuant to an offering
memorandum - $0.50                   18,000                   180               8,820               -                       9,000

Net loss for the year                  -                     -                   -               (78,857)                 (78,857)

Balance,                         20,901,000                23,610             125,890           (132,394)                  17,106
as at December 31, 1999

Shares issued for cash
pursuant to a subscription
agreement -at $1.25                  80,000                   800              99,200               -                     100,000

Shares issued for cash
pursuant to a subscription
agreement -at $1.60                 175,000                 1,750             278,250               -                     280,000

Non-Compensation Charge                -                     -                 45,127               -                      45,127

Net Loss for Period                    -                     -                   -              (266,106)                (266,106)

Balance,                         21,156,000            $   26,160          $  548,467         $ (398,500)              $  176.127
                                 ----------            ----------          ----------         ----------               ----------
as at December 31, 2000

Net Loss for Period                    -                     -                   -            $  (30,493)              $  (30,493)

Balance, As at June 30, 2001     21,156,000            $   26,160          $  548,467         $ (428,993)              $  145,634

                           VANADIUM INTERNATIONAL, INC
                         (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH JUNE 30, 2001.

1.   BASIS OF PRESENTATION

     In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 2000 and the 10QSB for the period ended March 31, 2001, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2.   FINANCING

                                     Common                   Additional
                                     Shares                      Paid-in
                                       #        Par Value        Capital
                                     -------    ---------        -------
     Balance, December 31, 2000    21,156,000   $   26,160     $  548,467

     Balance, June 30, 2001        21,156,000   $   26,160     $  548,467
                                   ==========   ==========     ==========

No capital was raised during the period from December 31, 2000 and June 30, 2001. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise additional funds through private financings, or joint ventures to permit further property exploration and development of various properties, and to move one of its properties into the development and production stages within the next two years.

RELATED PARTY TRANSACTIONS

     The Company was charged the following management fees and exploration and development expenses by two directors of the company since inception:

          Management Fees                           $68,000
          Exploration and development expenses       17,140
                                                    -------
                                                    $85,140

     Due to related parties as at June 30, 2001, consist of $2,411 (December 31, 2000: $2,090) for unpaid exploration and development expenses. This amount is non-interest bearing, unsecured and has no specific terms for repayment


2.   DESCRIPTION OF SECURITIES

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

Commitments:
------------

Share Purchase Options
----------------------

The following common stock options were outstanding at June 30, 2001 entitling the holders thereof the right to purchase one common share for each option held:

                     Number of Options     Exercise Per Share        Expiry Date
                     -----------------     ------------------        -----------
    Consultants              85,000             $0.75          February 14, 2004
    Officer, directors
     and employees          235,000             $0.75          February 14, 2004
                            -------
                            320,000
                            =======

International Communications & Equipment Inc. ("ICE") Option Agreement
----------------------------------------------------------------------

     On March 20, 2001, the company entered into a letter of intent to acquire an option to purchase an 80% interest in ICE for 10,000,000 common shares of the company and funding to ICE of up to $500,000. During the period ended June 30, 2001, this agreement was mutually terminated. At June 30, 2001, the company has advanced $40,000 by way of a promissory note. The note payable bears interest at 6% per annum, is unsecured and is payable on December 31, 2001.

Item 2.  Management's Plan of Operations
----------------------------------------

     The Company is in its initial stages of exploration with no revenues or income and is subject to all the risks inherent in the creation of a new business. The Company has not yet had revenues from operations. Accordingly, the following information centers upon the Company's plan of operation.

          The Company owns the mineral rights and surface rights to three properties on which it believes are located commercially mineable vanadium deposits. The three properties are referred to as the Gibellini, Bisoni, and
Bisoni-McKay properties.   Consideration to acquire the property, consisted of
the issuance of 15,000,000 common shares valued at $50,000 and $50,000 cash. The Company believes, based on a Pre-Feasibility Report and Pro Forma Cash Flow Study for the Gibellini, Bisoni, Bisoni-McKay Vanadium Deposits in Eureka and Nye Counties, Nevada for the Company by Jules Pierre LaPrairie, P.E., that the three properties contain approximately 19 to 21 million tons of 0.42% vanadium pentoxide hosted within Devonian black shale facies. To date, $27,525 has been spent by the company on exploration and development expenses, including title research, claim staking and filing fees with the State of Nevada and Counties, annual rental payments to the Bureau of Land Management ($100 per claim), travel expenses for site visits to the property, library research and acquisition of reports, data and investigations from previous owners of the project. The Company intends to continue with exploration and development of its properties; although, the Company's focus for the next 24 months will be to have one of its properties move into the production stage. Additional exploration and development will occur on the first property to be exploited and on other Company properties.

     On June 13 the company announced that it had signed a letter of intent for the acquisition of a patented anti-theft security system. Unfortunately terms could not be agreed upon between the parties and on July 13 the intended acquisition was cancelled. (see related news releases)


Liquidity

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

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.

               The company had no legal proceedings during the period

     Item.2.   Changes in Securities and Use of Proceeds.

               During the first and second quarters of 2001, the Company did not issue any securities.

     Item 3.   Defaults Upon Senior Securities.

               None; not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.

               None; not applicable.

     Item 5.   Other Information.

               As at June 30, 2001, 320,000 share purchase options are outstanding. Each option entitles the holder to purchase one additional share of the company at $0.75 per share until February 14, 2004.

     Item 6.   Exhibits and Reports on Form 8-K.

               (a)     Exhibits.
                            None.

               (b)     Reports on Form 8-K.
                            None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VANADIUM INTERNATIONAL INC.

Date:     8/10/01                           By: /s/ Dennis LaPrairie
                                                President and Director

Date:     8/10/01                           By: /s/ George Weinstein
                                                Secretary/Treasurer and Director