Form 10QSB
period 2001-09-30
VANADIUM INTERNATIONAL INC
filed 2001-11-14
CIK 1082706

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended September 30, 2001

--------------------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission File No.

VANADIUM INTERNATIONAL, INC
--------------------------------------------------------------------------------
(Name of Small Business Issuer in its Charter)

          NEVADA                                            88-0402908
      ---------------                                 --------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

                               2525 Sharon Way
                               Reno, NV  89509
                        -----------------------------
                  (Address of Principle Executive Offices)

                Issuer's Telephone Number:  (775) 826-5445

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

                   September 30, 2001: Common Stock - 21,156,000

                        DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format    Yes           No    X
                                                 -----          -----

                            VANADIUM INTERNATIONAL, INC.
                                  TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements:
Balance Sheets as of September 30, 2001 and December 31, 2000                  5

Statements of Operations for the nine months ended September 30,
2001 and September 30, 2000, for the three months ended September
30, 2001 and September 30, 2000 and from Inception through September
30, 2001                                                                       6

Statements of Cash Flow for the nine months ended September 30,
2001 and September 30, 2000, for the three months ended September
30, 2001 and September 30, 2000 and from Inception through
September 30, 2001                                                             7

Statements of Stockholder's Equity for the period August 24, 1998
(Date of Incorporation) to September 30, 2001                                  8

Notes to Financial Statements for the nine months ended September
30, 2001 and September 30, 2000, for the three months ended
September 30, 2001 and September 30, 2000 and from Inception through
September 30, 2001                                                             9

Item 2.  Management's Plan of Operations                                      10

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 2.  Changes in Securities                                                12

Item 3.   Defaults upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Securities Holders               12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8 - K                                  12

Signatures                                                                    12

FINANCIAL SUMMARY - EXHIBIT 27                                                13

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2000 and for the quarters ended March 31, 2001 and June 30, 2001 previously filed with the Securities and Exchange Commission.

                          VANADIUM INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS
                                     ------

CURRENT ASSETS                                   Sept 30, 2001     Dec 31, 2000
                                                 -------------    -------------
   CASH                                          $          52    $      92,823
   ADVANCES RECEIVABLE                                  48,400           10,000
                                                 -------------    -------------
   TOTAL CURRENT ASSETS                          $      48,442    $     102,823

MINERAL ACQUISITIONS
   MINERAL PROPERTY                              $        -       $     100,000
   CAPITAL ASSETS                                          990             -
                                                 -------------    -------------
TOTAL ASSETS                                     $      49,442    $     202,823
                                                 -------------    -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                              $      19,030    $      24,606
   DUE TO RELATED PARTIES                                3,314            2,090
                                                 -------------    -------------
TOTAL CURRENT LIABILITIES                        $      22,344    $      26,696
                                                 -------------    -------------

TOTAL LIABILITIES                                $      22,344    $      26,696
                                                 -------------    -------------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------

SHARE CAPITAL - NOTE 2

AUTHORIZED:
   80,000,000 common shares, $0.01 par value
   20,000,000 preferred shares, $0.01 par value

ISSUED:
   21,560 COMMON SHARES                          $     574,627    $     574,627


DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE                              $    (547,529)   $    (398,500)
                                                 -------------    -------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             $      27,098    $     176,127
                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      49,442    $     202,823

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2001

                                    UNAUDITED

                                   THREE            THREE             NINE             NINE         Aug 24, 1998
                                  MONTHS           MONTHS           MONTHS           MONTHS             (DATE OF
                              ENDED SEPT       ENDED SEPT       ENDED SEPT       ENDED SEPT         INCEPTION TO
                                30, 2001         30, 2000         30, 2001         30, 2000        SEPT 30, 2001
OPERATING
EXPENSES                    $     118,536    $      40,071    $     149,029    $      67,357    $     476,877

EXPLORATION & DEV                    -                -                -                -       $      25,525
NON-CASH COMP CHG                    -                -                -                -       $      45,127
                            -------------    -------------    -------------    -------------    -------------
NET (LOSS)                  $     118,536    $      40,071    $     149,029    $      67,357    $     547,529

DEFICIT BEGINNING
OF PERIOD                   $     428,993    $     159,680    $     398,500    $     132,394    $        -

DEFICIT END OF
PERIOD                      $     547,529    $     199,751    $     547,529    $     199,751    $     547,529
                            -------------    -------------    -------------    -------------    -------------

BASIC AND DILUTED
LOSS PER SHARE              $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
   STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND FOR THE PERIOD AUGUST 24, 1998
                           THROUGH SEPTEMBER 30, 2001
                                    UNAUDITED

                                   THREE            THREE             NINE             NINE         Aug 24, 1998
                                  MONTHS           MONTHS           MONTHS           MONTHS             (DATE OF
                              ENDED SEPT       ENDED SEPT       ENDED SEPT       ENDED SEPT         INCEPTION TO
                                30, 2001         30, 2000         30, 2001         30, 2000        SEPT 30, 2001
Cash Flows from
Operating Activities
Net Loss for Period         $    (118,536)   $     (40,071)   $    (149,029)   $     (67,357)   $    (547,529)
Add:  Adjustments to
reconcile net loss cash
used in operations

Common Stock issued in
consideration for
exploration expenses                 -                -                -                -       $      10,000
Non-cash compensation
charge                                                                                          $      45,127

Ammortization                          40             -       $          80             -       $          80
Write-off Mineral
Property Costs            $       100,000             -       $     100,000                     $     100,000

Changes in non-cash
working capital
balances related to
operations

Accounts Payable          $         2,834    $        (440)   $      (5,576)   $     (29,467)   $      19,030
Advances Receivable       $         6,600             -       $     (38,400)                    $     (48,400)
Due to Related Parties    $           903    $       1,020    $       1,224    $     (41,865)   $       3,314
Other Liabilities                    -       $      38,690             -       $      38,690             -
Net Cash (Used) by
Operating Activities      $        (8,159)   $        (801)   $     (91,701)   $     (99,999)   $    (418,378)
                            -------------    -------------    -------------    -------------    -------------

Cash Flow from
Financing Activities
Issuance of Common
Stock for cash                       -                -                -                -       $     469,500
Private Placements                   -                -                -       $     100,000             -
Net Cash (Used) for
Financing Activities                 -                -                -       $     100,000    $     469,500
                            -------------    -------------    -------------    -------------    -------------

Cash Flow used in
Investing Activities
Acquisition of Property              -                -                -                -       $     (50,000)
Acquisition of capital assets        -                -       $      (1,070)            -       $      (1,070)
Net Cash (Used) for
Investing Activities                 -                -       $      (1,070)   $     100,000    $     (51,070)
                            -------------    -------------    -------------    -------------    -------------

Net increase (decrease)
in cash during period       $      (8,159)   $        (801)   $     (92,771)   $           1    $          52
                            -------------    -------------    -------------    -------------    -------------

Cash, Beg of period         $       8,211    $         892    $      92,823    $          90             -
Cash, End of period         $          52    $          91    $          52    $          91    $          52

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
     FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH
                               SEPTEMBER 30, 2001

                                                                                    Deficit Accumulated
                                                                    Additional            During the
                                Common Shares #     Par Value     Paid-in Capital    Development Stage      Total
                                ---------------     ---------     ---------------    -----------------      -----
Shares isd for seed cap-@ $0.025      560,000       $     5,600      $     8,400      $      -         $    14,000

Shares issued for prpty -at
                     $0.033         1,500,000            15,000           35,000             -              50,000

9:1 stock dividend                 18,540,000              -                -                -                -

Shares issued pursuant to
 offering memorandum at $0.50          83,000               830           40,670             -              41,500

Shares issued for svcs -at
                     $0.25            100,000             1,000           24,000             -              25,000

Shares issued for less than cost         -                 -             (15,000)            -             (15,000)

Shares issued for cash -at $0.25      100,000             1,000           24,000             -              25,000

Net loss for the period                  -                 -                -             (53,537)         (53,537)

Balance, as at December 31,
                       1998        20,883,000            23,430          117,070          (53,537)          86,963

Shares issued for cash
 pursuant to an offering mem
 - at $0.50                            18,000               180            8,820             -               9,000

Net loss for the year                    -                 -                -             (78,857)         (78,857)

Balance, as at December 31,
                      1999         20,901,000            23,610          125,890         (132,394)          17,106

Shares issued for cash
 pursuant to a sub. agreement
 -at $1.25                             80,000               800           99,200             -             100,000

Shares issued for cash
 pursuant to a sub. agreement
 -at $1.60                            175,000             1,750          278,250             -             280,000

Non-cash compensation charge             -                 -              45,127             -              45,127

Net loss for the period                  -                 -                -            (266,106)        (266,106)

Balance, as at December 31,
                       2000        21,156,000            26,160          548,467         (398,500)         176,127

Net Loss for the Period                  -                 -                -            (149,029)        (149,029)

Balance, as at Sept. 30,
                    2001           21,156,000       $    26,160      $   548,467      $  (547,529)     $    27,098

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          VANADIUM INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND FOR THE PERIOD AUGUST 24, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2001.

1.   BASIS OF PRESENTATION

     In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 2000 and the 10QSBs for the periods ended March 31, 2001 and June 30, 2001, which have been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations. Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

2.   FINANCING

     The company has not entered into any financing activities during the first three quarters of the year 2001.
     (See Statement of Shareholder's Equity)

The capital raised to date has been used to fund operations. The Company anticipates needing additional capital to fund operations during the upcoming year. The Company intends to raise additional funds through private financings, or joint ventures to permit further property exploration and development of various properties, and to move one of its properties into the development and production stages within the next two years.

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

On August 1, 2000 the company executed another subscription agreement in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended ("1933 Act"), afforded by Regulation S, as promulgated by the Securities and Exchange Commission under the Act. The agreement is for the sale of 200,000 shares of common stock of the company at a price of $1.60 per share, with no warrants. At the conclusion of the subscription agreement in October, 2000 proceeds totaling the amount of $320,000 had been received.

Related Party Transactions
--------------------------

     a) The Company was charged the following management fees and exploration and development expenses by two directors of the company since inception:
                  Management Fees                          $   68,000
                  Exploration and development expenses         27,525
                  Promotional & Travel                     ----------
                                                           $   95,525

Due to related parties as at September 30, 2001, consist of $,3,314 (December 31, 2000: $2,090) for unpaid exploration and development expenses. This amount is non-interest bearing, unsecured and has no specific terms for repayment

     b)  As of September 30, 2001 $8,400 is owed by a company shareholder.


3.   DESCRIPTION OF SECURITIES

     The authorized capital of the Company consists of 80,000,000 shares of Common Stock, par value $.01, of which - 21,156,000 are outstanding. The material terms of the securities are as follows:

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

Item 2. Management's Plan of Operations
---------------------------------------

     The Company is in its initial stages of exploration and development with no revenues or income and is subject to all the risks inherent in the creation of a new business. The Company has not yet had revenues from operations.
Accordingly, the following information centers upon the Company's plan of operation.

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

As at September 20, 2001, $100,000 has been charged to the statement of loss against the Mineral Property. These costs have been expensed in accordance with SFAS-121.

     The Company intends to continue with exploration and development of its properties; although, the Company's focus for the next 15 months will be to have one of its properties move into the production stage. Additional exploration and development will occur on the first property to be exploited and on other Company properties.

Major transactions and events during and subsequent to the period
-----------------------------------------------------------------

     On March 20, 2001, the company entered into a letter of intent to acquire an option to purchase an 80% interest in ICE for 10,000,000 common shares of the company and funding to ICE of up to $500,000. During the period ended June 30, 2001, this agreement was mutually terminated. As of September 30, 2001, an advanced of $40,000 by way of a promissory note has not been repaid by ICE. The note payable bears interest at 6% per annum, is unsecured and is payable on December 31, 2001.

On June 13 the company announced that it had signed a letter of intent for the acquisition of a patented anti-theft security system. Unfortunately terms could not be agreed upon between the parties and on July 13 the intended acquisition was cancelled.
(see related news releases)

Subsequent to September 31, 2000 the company entered into a letter of intent with Vectoria Inc., a Deleware company in the information and telecommunications industry. Vanadium intends to acquire all issued and outstanding shares of Vectoria for common restricted shares of Vanadium.
(see News Release dated October , 2001)

Liquidity
---------

     To date the Company's activities have been financed primarily through the sale of equity securities. No assurance can be given that the proceeds of the private offerings of the Company's securities or any other source of funding described above will provide sufficient funds to undertake all of the Company's planned project expansion for the next twelve months. It is anticipated that significant additional funds will be required to complete the development of any commercially viable project. There can be no assurance that the Company will be able to obtain such additional financing, and whether the terms of such financing would be favorable to the Company. Failure to obtain such financing could be detrimental to the success of the project. No contracts or commitments have been entered into at this time.

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.

               The company is currently engaged in no legal proceedings.

     Item 2.   Changes in Securities and Use of Proceeds.

               During the first, second and third quarters of 2001, the Company did not issue any securities.

     Item 3.   Defaults Upon Senior Securities.

               None; not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.

               None; not applicable.

     Item 5.   Other Information.

               As at September 30, 2001, 320,000 share purchase options are outstanding. Each warrant entitles the holder to purchase one additional share of the company at $0.75 per share until February 14, 2004.

     Item 6.   Exhibits and Reports on Form 8-K.

               (a)   Exhibits.
                        None.

               (b) Reports on Form 8-K.
                        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VANADIUM INTERNATIONAL INC.
Date:   11/13/001                           By: /s/ Dennis LaPrairie
                                            President and Director

Date:   11/13//01                           By: /s/ George Weinstein
                                            Secretary/Treasurer and Director