Form 10KSB
period 2001-12-31
VECTORIA INC
filed 2002-05-15
CIK 1082706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000- 25715

Vectoria Inc.
(Name of Small Business Issuer in its charter)
NEVADA

88-0402908

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

(I.R.S. EMPLOYER IDENTIFICATION NO.)

14, Place du Commerce, Suite 350,
Montreal (Verdun), Quebec, Canada

H3E 1T5

(ADDRESS OF PRINCIPAL EXECUTIVE  OFFICES)

(ZIP CODE)

ISSUER'S TELEPHONE NUMBER: (514) 448-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [_] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for fiscal year ended December 31, 2001: $87,765.

As of April 9, 2002, there were 34,410,946 shares of the registrant's common stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of such date was approximately $2,285,980 (based on the closing price of $0.35 per share as reported on the OTC Bulletin Board) on April 23, 2002.

Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders, as described in the Table of Contents enclosed, are incorporated herein by reference into Part III of this Form 10-KSB. If the Proxy Statement is not filed with the Securities and Exchange Commission in definitive form prior to April 30, 2001, the registrant intends to amend this report to include information omitted from Part III hereof.

Transitional Small Business Disclosure Format Yes [_] No [X]

PART I
This Form 10-KSB includes "forward-looking statements." The words "may," "will," "should," "continue," "future," "potential," "believe," "expect," "anticipate," "project," "plan," "intend," "seek," "estimate" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Please see "Certain Risk Factors" below for detailed information about the uncertainties and other factors that may cause actual results to materially differ from the views stated in such forward-looking statements.
All dollar amounts referred to herein are US dollar unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

The Company was incorporated in the State of Nevada on August 24, 1998 under the name of U.S. Vanadium, Inc., operating from that date as a natural resource company engaged in the acquisition, exploration, and development of certain resource properties in the State of Nevada. The Company changed its name to Vanadium International, Inc. on February 24, 1999 and explored possible high-tech industry ventures with several groups while continuing to explore the feasibility of exploiting vanadium deposits on its properties. On November 13, 2001, the Company acquired all of the issued and outstanding shares in the capital of Vectoria, Inc., a provider of Internet Protocol ("IP") telephony services incorporated in the State of Delaware on October 1, 2000, which also operated three retail electronics stores and provided consumer credit services.
The Company subsequently changed its name to Vectoria Inc. as of November 14, 2001 and discontinued its former natural resource business in order to pursue and develop the IP telephony business of its newly acquired wholly owned subsidiary. Accordingly, retail electronics store and consumer credit operations of our subsidiary were also discontinued and sold to a third party as of December 31, 2001.

Vectoria operates its businesses through a series of subsidiaries. Vectoria owns a Delaware corporation with the same name that operates as a holding company and owns Vectoria Corp., which is also a holding company, which owns 2 subsidiaries: Vectoria Mobilite, which is inactive, and Vectoria Telecommunication. Vectoria Telecommunication has one wholly-owned subsidiary and three divisions. The wholly-owned subsidiary is Vectoria.biz Inc. and the three divisions are: Vectoria Telephonie IP, SmartNet and Communications Prolan.

Vectoria Telephonie IP is responsible for the IP service exploitation and sales to commercial clients. SmartNet is a local ISP provider in Montreal, Canada. Communications Prolan is the technical arm for IP service as well as a computer integration/security unit. Vectoria.biz Inc. will be responsible for the retail distribution of IP service.

Our principal executive offices are located at 14 Place du Commerce, Suite 350, Montreal, Quebec, H3E 1T5, and our telephone number is (514) 448-6000. As used in this Annual Report, the terms "we," "Vectoria" and the "Company" refer to Vectoria Inc. and its subsidiaries.

Business of the Company

Vectoria is an emerging Internet telephony service provider. Our service allows users to place low-cost, high-quality telephone calls via our managed network, overlaid on the public Internet. The Vectoria network capitalizes on the convergence of the public Internet and conventional telephone networks to create an Extended Local Calling Area ("ELCA") where all communications are local, thereby eliminating long-distance or toll charges within our service area. Using the Internet for transport and local infrastructure provided by third party telephone service operators, our users can also make competitively priced calls which seamlessly originate and terminate outside our ELCA.
To date, we have concentrated our efforts on deploying our network in Canada and certain parts of the United States. We have established gateway facilities in 15 major Canadian metropolitan areas, allowing us to provide our service in more than 450 municipalities which encompass in excess of 70% of Canadian business phone numbers. U.S. deployment is currently contemplated, with initial gateway facilities to be established in New York City, Miami and Seattle.

Vectoria currently leases bandwidth on a managed IP fiber-optic backbone with over 2,200 points of presence in 15 markets across Canada. We outsource our traffic to destinations not currently served by our ELCA network, and partner with companies that can provide additional communications channels. This approach allows us to deploy our network more rapidly and at lower capital expense than traditional carrier networks. We believe our approach is unique and that we are the first to deploy the broadest ELCA in the Internet telephony marketplace. We intend to build on our leadership position, and combine the global reach and cost effectiveness of the Internet to ultimately expand our Vectoria network worldwide.

Industry Background

IP (Internet Protocol) telephony emerged in 1995, with the invention of a software program that allowed the transport of voice communications over the Internet via a microphone connected to a personal computer. Initial sound quality was poor and the service required that both parties to the conversation use personal computers instead of telephones. The advent of gateway technology that transfer calls from traditional telephone networks to the Internet, and vice versa, provided the possibility to complete calls on the Internet with a telephone. Better sound quality through advancements in signal processing technology have also benefited IP telephony which now boasts sound quality which is comparable to that of conventional telephone service.
The IP telephony industry has experienced rapid growth over the past decade, largely because of deregulation of the telecommunications industry during the 1990's and technological improvements in the way voice and data are processed and transported.
Deregulation brought increased competition and lower prices for local, as well as long distance telephone service. With lower prices also came increases in demand for telephony services, forcing carriers to increase capacity on their networks through the use of new technology such as "packet-switching" to break voice and fax calls into discrete data packets, route them over the Internet or private networks and reassemble them into their original form for delivery to the recipient. Packet-switched networks are inherently more efficient than conventional "circuit-switched" networks which require a dedicated connection between caller and recipient that must remain open for the duration of the call. Packet-switching technology allows data packets representing multiple conversations to be carried over the same line. Improvements in packet-switching technology, new software algorithms and the proliferation of telecommunication hardware, are rapidly making IP telephony an economical and quality alternative to conventional "circuit-switched" phone service, especially in the long-distance phone call market.

Despite technological advancements and increased competition due to deregulation, long-distance calls have remained relatively expensive, with long-distance carriers systematically maintaining a usage-based pricing policy. While carriers struggle to create an appropriate IP telephony pricing model that does not cannibalize existing revenue streams, IP telephony pricing efficiencies have yet to be passed-on to consumers and business customers. Vectoria believes these factors create a significant market opportunity for our flat-fee unlimited IP telephony service which eliminates long-distance or toll charges within our ELCA where all telephone calls are local.

TeleGeography, a market research firm, estimates that the international long distance market will carry 188 billion minutes of traffic by 2003, up from 107 billion in 1999. Frost & Sullivan projects that the retail Voice Over IP (VoIP) market will grow to $78 billion by 2007.

The Vectoria Network

Vectoria's network was designed to extend local telephone service beyond the local area normally covered by conventional telephone exchanges. Within our Extended Local Calling Area, all communications are local and long-distance or toll charges are nonexistent. We have created and will expand our network by establishing service relationships with operators of private networks that provide reliable metropolitan and long-haul transmission. Currently, our relationship with Group Telecom, which operates the largest independent broadband network in Canada, provides us with points of presence or POPs in 15 major Canadian cities, encompassing 450 municipalities where more than 70% of business phone numbers are located. We have set-up IP telephony gateway facilities in each of these POPs, through which our service can be accessed in a secure and efficient manner with a conventional phone.

By using existing private network infrastructures, overlaid on the public Internet, we believe we are able to reduce network costs and deployment time, while extending our potential customer base beyond any local exchange area. Our strategy also enables us to remain network-independent and to benefit from network cost or performance improvements as these become available. As a result, we believe we can ultimately be flexible and efficient in responding to increased traffic and user demands for enhanced services such as Internet call-waiting, unified messaging, unified communications, speech applications and IP-based conferencing.

The Vectoria network consists of four principal elements:

  gateway facilities, that transfer calls from traditional telephone networks to the Internet, and vice-versa;
  a private broadband network, overlaid on the public Internet for the transmission;
  routing technology that connect our customers to our network; and
  a network operations center, from which we oversee and coordinate the operation of the gateways and the transmission network.

Gateway Facilities

Our customers can access the Vectoria network by connecting dedicated phone circuits from their premises to our gateway facilities strategically located in Internet central offices, located in 15 Canadian metropolitan areas: Toronto, Montreal, Vancouver, Ottawa, Calgary, Edmonton, Winnipeg, Halifax, Victoria, London, Hamilton, Kitchener/Waterloo, Quebec City, Trois-Rivières and St. John's, Newfoundland. These gateways are scaleable and flexible platforms built primarily using Cisco Systems' equipment. Our gateway facilities receive voice and fax calls through conventional public switched telephone networks, digitize, compress and packetize these calls and then transmit them over the Internet. At the destination, another gateway reverses the process and the call is switched back from the Internet to a local carrier's circuit-switched network in the destination area. Our gateway facilities are scaleable and permit us quickly to increase capacity in discrete increments at relatively low cost, either for a region or a customer. In addition, our gateways' flexible architecture is designed to easily integrate and support new services we may ultimately offer.

Private Broadband Network

Because of its coverage, low-cost and flexible connectivity, we use a private broadband network overlaid on the public Internet to transmit our voice traffic. Through service relationships with third party private network operators we avoid having to build a dedicated network of our own, with fiber and cable connections, which would delay our time-to-market in many locations and would be more costly to deploy.

Routing Technology

To connect our customers to our network, we deploy data and voice routing equipment at customer premises. This equipment combines and converts the customer's transmission to a digital signal. The signal is then transmitted through our network to the appropriate gateway facilities where data and voice traffic are routed to their ultimate destination.

Network Operations Center

We manage our network of IP gateways installed in strategically located Internet central offices across Canada and implement routing software through our Montreal network operations center. Our network operations center is comprised of network management tools from a number of other vendors that permit us to monitor, test and diagnose all components of the Vectoria network.

Products and Services

Vectoria's product and service solutions are designed as low-cost alternatives to certain service offerings by conventional local and long-distance telephone carriers. Our services are entirely IP-based, and are provided on a flat-fee subscription basis.

Foreign Exchange Number

Vectoria's Foreign Exchange Number ("FEN") service allows customers to have a local telephone number from an exchange outside their own local rate area, without having a physical presence in that area. Our FEN service is a, flat-rate, low-cost alternative to conventional 800-number telephone services and allows customers to receive calls in an area other than their own, creating a local "virtual presence" for their business. Calls made to that "foreign" exchange number are automatically routed across the Vectoria network and directed to a predetermined customer telephone number, thereby avoiding long-distance or toll charges.

Extended Local Calling Area

Our Extended Local Calling Area ("ELCA") service is low-cost, flat-rate alternative to long-distance calling services offered by inter-exchange carriers. Using routing technology, customers are directly linked, using their broadband Internet connection, to one of the gateway facilities on our network Customers calling within our ELCA, to and from any Point of Access on our network, avoid long-distance or toll charges entirely, as every call is local. Calls originating or terminating outside our ELCA, are routed through predetermined inter-exchange carriers. The service is currently being completed for extension in New York City, Miami and Seattle, and is currently available in 7 Canadian provinces, serving more than 450 municipalities across Canada, including 15 major cities.

Local Phone Service

Vectoria's IP telephony service is also available as an alternative to traditional local phone service within any of the 450 municipalities currently served by our 15 gateway facilities. We provide end-to-end quality local line-side and trunk-side services using customers' existing phone numbers, with no interruption of service. Our local phone service is provided with calling features usually available with conventional phone service, including "call forwarding", "call waiting", "call hold", "caller ID", "call transfer" and "directory number hunting".

Future Services

We intend to add new services that leverage components of the Vectoria network to generate additional sources of revenue. We believe that our ability to deploy new Internet-based communication services makes us an attractive partner for application developers. We also believe that the ability to offer these new services will be beneficial to our customers, because they will help us attract new customers and retain an "up-sell" to our existing users. Some of the services that we may choose to introduce in the future include:

- Direct Dial-in

We may offer direct dial-in access to our ELCA network. Users would simply dial a local access number within any area served by our gateway facilities and enter a pre-assigned PIN ("personal identification number") for authentication and dial the number they wish to reach.

- Prepaid Calling Cards

Vectoria may introduce prepaid calling cards that do not require user registration or any subscriber contract. To access their Vectoria account, cards would be programmed to provide a predetermined number of minutes or hours of telephone service from anywhere on the Vectoria network. Prepaid calling cards could be purchased at various retail outlets such as department stores, consumer electronics retailers, newsagents, petrol stations, supermarkets, vending machines and other everyday points. They could be conveniently "refilled" online or by phone, as and when users require additional telephone access time.

- Unified Messaging

We may also provide unified messaging services that enable a user to conveniently send and retrieve faxes, e-mail and voice mail messages from a single source. The service would be available by either logging on to a dedicated Web site or by placing a call using a standard telephone. Users retrieving messages through a computer would conveniently access and forward all e-mail, voice mail and faxes, while users retrieving messages through a standard telephone would hear voice mail and have e-mail read by a computer-simulated voice.

Business Strategy

Our goal is to establish ourselves as the leading "Extended Local Calling Area" Internet telephony service provider in Canada. In order to achieve this goal we intend to:

Exploit Our Early Entrant Status to Build Brand Awareness

The Vectoria network has been successfully deployed to serve in 450 Canadian municipalities, from 15 IP Gateway facilities in 7 provinces. We are currently contemplating the extension of our network to major U.S. centers, including New York City, Seattle and Miami. We believe the breadth and scope of our network, currently available to 70% of Canadian businesses, will enable us to promote ourselves as the first national Internet telephony service provider in Canada. Vectoria intends to leverage its leadership position and early entrant status to build brand awareness for its services.

Promote IP Telephony as a low-cost, quality alternative to long-distance telephony

We believe our Foreign Exchange Number and Extended Local Call Area compete favorably with conventional 800-number and long-distance services currently offered by traditional inter-exchange carriers. We therefore intend to use all available means to promote our IP telephony service as low-cost, quality alternative to such conventional services.

Expand the Vectoria Network Worldwide

Our strategy consists in leasing bandwidth on private broadband networks, overlaid on the public Internet. We intend to continue to rapidly extend our network in the same manner, in order to ultimately attain worldwide coverage that will enable us to provide our customers with additional call origination and termination points.

Establish Vectoria as the Standard for Quality in Our Industry

By combining our approach to routing with our knowledge of gateway and Internet technology, we believe that we can demonstrate that the Internet can be an effective medium for telephony. By continuing to provide reliable high quality IP telephony service with an ever broader reach, we will strive to be the telephony network of choice for consumers and businesses alike.

Deliver Additional Services Over the Vectoria Network

We believe that Internet telephony represents only the beginning of the evolution of the Internet as a medium for voice services. Through enhancements to our network, we can position ourselves to provide the network for wide commercial deployment of new telephony services from traditional telephony technology suppliers like Lucent, new entrants like Cisco, Internet telephony companies like VocalTec and a number of start-ups. We believe that, in the future, the Internet will serve as a platform for existing and enhanced telephony services that may be accessed from traditional phones, personal computers and a variety of devices that span the range between telephones and personal computers.

Sales and Marketing

We currently market and sell our products and services directly to small and medium size businesses that fit our qualification criteria. We qualify prospects by calling volumes and patterns. Our unique value proposition to the market is high quality, low-cost, flat-fee calls anywhere on our IP network, utilizing existing infrastructure at customer premises. Our service is a low-cost alternative to conventional 800-number and long-distance calling services provided by inter-exchange and local-exchange telephone carriers. Our gateway facilities enable both off-net terminations of calls as well as on-net calling.

We will actively pursue strategic marketing and distribution alliances with resellers who shall promote and market our products and services in their  respective geographic areas. In addition, we intend to form strategic partnerships with broadband service providers who may bundle our IP telephony service offering with their high-speed data services to deliver the ultimate converged communications bundle to their end users.

We plan to enter into cooperative marketing arrangements with partners to include launch event sponsorships, advertising agreements and product collateral in and on device packaging.

We do not currently advertise our products and services. However, we may attempt to promote our services and products through online and Internet-based advertising venues and traditional direct response print advertising in domestic and international publications.

Customer Service

As part of our goal to attract and retain customers, we offer free customer service. Our customer service can be reached from anywhere in Canada at no cost through our local customer service numbers. The customer support staff provides technical assistance, as well as general service assistance, for all of our products and services. We also offer customer support on-line via e-mail, and by fax.

Competition

The long distance telephony market and, in particular, the Internet telephony market, is highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Our competitors include major and emerging telecommunications service providers in Canada and the U.S.

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. Concert Global Clearinghouse, iBasis, ITXC, Net2Phone and DeltaThree currently provide IP telephony outsourcing services to telecommunications carriers worldwide on a wholesale basis and may in the future compete directly with us should they eventually enter the retail market. These companies may offer the kinds of voice services we intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

A number of telecommunications companies, including Telus, Bell Canada, AT&T and AT&T Canada, Call-Net/Sprint, Deutsche Telekom, Level Three, MCI WorldCom, Genuity and Qwest Communications, currently maintain, or plan to maintain, data networks to route the voice traffic of other telecommunications companies. These companies, which are large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our Internet telephony services. One of our key competitive advantages is the ability to route calls through Internet service providers, that allows us to bypass the international settlement process and realize substantial savings compared to traditional telephone service. Any change in the regulation of Internet service providers could force us to increase prices and offer rates that are comparable to traditional telephone call providers.

Regulation of Internet Telephony

The use of the Internet to provide telephone service is a fairly recent market development. At present, Vectoria is not aware of any Canadian or U.S. laws or regulations that prohibit voice communications over the Internet.

Canada

Canada, through the Canadian Radio-television and Telecommunications Commission ("CRTC"), has not banned or restricted IP Telephony, but has incorporated certain types of IP Telephony into its universal service funding regime, beginning in 1997. The Canadian contribution regime introduced by the CRTC serves to subsidize the high cost of residential local telephone service in rural and remote areas. Its collection mechanism based upon revenues from all telecommunications service providers (TSPs), who meet the minimum threshold of $10 million in Canadian Telecommunications Services Revenues (CTSR), and replaced the per-minute mechanism effective 1 January 2001. The revenue charge is set annually and is based upon the contribution-eligible revenues of the previous year. Remittances must be made on a monthly basis and are based upon the previous month's actual revenues. Such contributions are made to the Central Fund Administrator (CFA) and distributed to those TSPs serving high cost serving areas as determined by the CRTC. The current revenue charge is 4.5%.

In May 1997, the CRTC ruled that phone-to-phone voice telephony, where the Internet is the underlying transmission facility, should be contribution-eligible. Providers of Internet telephony services are subject to certain reporting requirements and must remit 4.5% of their CTSR which exceeds the $10 million threshold. The Commission confirmed this statement in January, 1998, and finally in September, 1998, released a detailed decision setting out the applicable regulatory regime (Telecom Order CRTC 98-929).

The CRTC adopted the following definitions:

Internet Service Provider (ISP) is a service provider who provides dial access capability to connect customers to the Internet via an Internet gateway or server.
Internet Access Line (IAL) refers to an access service provided by a Local Exchange Carrier (LEC) to an ISP which allows calls to be originated from or terminated to the Public Switched Telephone Network (PSTN). IALs typically connect to a "gateway" or server which provides the functionality to connect a caller to the Internet.
PC Voice is "real-time" voice communication via the Internet using a personal computer (PC) or other terminal equipment which is equipped with a modem, and the hardware and software required to perform voice compression and conversion to a form which can be transmitted to or from an ISP over IALs. At the IAL, PC Voice communication is effectively indistinguishable from other forms of communication between a modem-equipped PC and an ISP.
PSTN Voice refers to "real-time" voice communication via the Internet to or from a telephone set or other equipment where the conversion for carriage on the Internet is performed at the service provider's (i.e., the ISP's) equipment. Unlike PC Voice, such communication can be accommodated using a normal telephone set, without requiring the user to be equipped with a modem or a computer with special hardware or software at the terminal location.
Internet or Internet Protocol (IP) refers to the manner of carriage of Internet services between Internet gateways, servers or routers, but not to carriage on access lines to or from the PSTN.
IP Data traffic includes all other usage on the Internet.

Using these definitions, then, the CRTC ruled that PC Voice (referred to herein as PC-to-PC and PC-to-Phone) is not contribution-eligible, but PSTN Voice (i.e., Phone-to-Phone) is, and contribution must be paid. The Commission found that: (i) only IALs carrying PSTN Voice traffic are subject to contribution charges; and (ii) if an IAL is used to carry any local or inter-exchange PSTN Voice traffic, then all traffic carried on that IAL is subject to contribution. Finally, IP Data should be contribution-exempt.

We believe that this regime focuses on the nature of the terminal device on which the call is originated. Specifically, it focuses on where the conversion of the call from traditional voice signals to IP format takes place. In general, if that conversion process takes place at the caller's premises, as in the case of Vectoria's IP telephony service, then the call is considered PC Voice, but if it happens elsewhere, such as the Internet gateway servers of an ISP or IP Telephony calling card service gateway, then the call is PSTN Voice and contribution-eligible.

As a result, the CRTC does not specifically regulate IP Telephony, but rather subjects it to the same regulatory regime applicable to other services offering Phone-to-Phone voice telephony services. The Canadian policy is based on what kind of terminal device is used, and particularly where the conversion from traditional voice signals into IP packets takes place. IP Telephony where the user dials an access number first, is clearly PSTN Voice. PC-to-Phone configurations where the user plugs an ordinary telephone into his or her computer or other signal conversion device, as is the case with the Vectoria service, can be considered PC Voice, even though the terminal device used is an ordinary telephone. We believe this is because the conversion process takes place on the user's premises, in his or her PC or signal conversion device, not at those of the ISP.

Although we believe our service may fall within the definition of PC Voice and therefore not be subject to contributions, given the complexity of the matter we have adopted the conservative position of our qualifying revenue which exceeds the $10 million CND threshold.

United States

Vectoria believes that, under U.S. law, the IP telephony service that we provide constitute information services as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the FCC or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of Vectoria's operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications and excise tax issues. Vectoria cannot provide assurances that Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect Vectoria's business, operating results, financial condition and future prospects.

The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which provide Internet telephony services directly to end users. While the FCC has presently refrained from such regulation, the regulatory classification of Internet telephony remains unresolved.
Specifically, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone Internet telephony bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services.

If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and pay access charges to local telephone companies. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect Vectoria's business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect Vectoria's business, financial condition, operating results and future prospects.

State regulatory authorities may also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so.

Employees

As of April 19, 2001, we had 14 full-time employees and two (2) temporary employees. Our employees are involved in technical support and customer service, marketing and sales, management, finance and operations. Our employees are not represented by a union, and we consider our employee relations to be good. We have never experienced a work stoppage.

Risk Factors

Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and " Business of the Company" and elsewhere in this Annual Report are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors consist primarily of the risks identified below.
As a company with a limited operating history in a new and rapidly changing industry, it is difficult to predict our future growth and operating results.
Our limited operating history makes predicting our future growth and operating results difficult. We were incorporated in Nevada in 1998 and began our first commercial IP telephony service in December 2001. Our management team and other employees have worked at Vectoria for only a short period of time. Stockholders and potential stockholders should consider the risks and uncertainties that an early stage company like ours will face in the new and rapidly evolving market for Internet-based voice services. Stockholders and potential stockholders should consider that we have not proven that we can:

establish, maintain and develop relationships with unrelated third parties that complete voice calls over our network, as well as with our customers;
respond effectively to competitive pressures; and
develop and upgrade our network.
If we cannot accomplish these goals, our business may not succeed.
We have not been profitable and expect future losses.

During 2001, we incurred a net loss of $542,684. As of December 31, 2001 we had an accumulated deficit of $941,184. We expect to continue to incur operating losses and negative cash flows as we incur significant operating expenses and make capital investments in our business. Our future profitability will depend on our being able to deliver calls over our network at a cost to us that are less than what we are able to charge for our calls, and utilize our network to deliver new, enhanced services on a profitable basis.

The growth of our company depends upon the growth of the Internet, which may not continue.
The growth of our company depends on continued growth in the use of the Internet generally and on the growth in the use of the Internet through telephones and other devices, in addition to personal computers. Growth of the Internet may be inhibited by a number of factors, such as:
-  quality of infrastructure;
-  security concerns;
- technological failures, such as viruses;
- inconsistent quality of service; and
- lack of availability of cost-effective, high-speed service.
Even if Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance or reliability may decline.

We may experience rapid growth and effectively managing our growth may be difficult.
Our business may grow rapidly in terms of customers, employees and the size of Vectoria. This growth may place a significant strain on our resources and systems which may result in fluctuations in our network expenses. Our business model depends on continued rapid growth which will put a further strain on our resources, systems and management. If we are not able to effectively manage our growth by implementing systems, expanding our network and hiring, training and managing employees, our ability to offer our services will be materially harmed.

Our business may be harmed because we rely on a third-party communications infrastructure over which we have no control.
Our service could be disrupted, our reputation could be hurt and we could lose customers, if the quality and maintenance of the third-party communications infrastructure on which we rely suffers. This infrastructure, including the Internet, is used to carry our voice traffic between our customers and affiliates. We have no control over whether the infrastructure on which we rely will be adequately maintained by these third parties or whether these third parties are able to upgrade or improve their equipment and prevent it from becoming obsolete. If these third parties fail to maintain, upgrade or improve this equipment, our business may be materially harmed.

If we cannot maintain relationships with the few vendors of gateway equipment and software upon which our network depends, our network expenses could rise significantly.
Our network is currently configured to use gateway equipment and software which is primarily manufactured by Cisco Systems. A gateway is a computer server that translates voice and voice-related signaling back and forth between a traditional telephone network and a data network. Gateways provided by other vendors are not currently interoperable with each other. If we or our affiliates are unable to maintain current purchasing terms with Cisco we will have to make significant technological modifications to our network which could raise our network expenses significantly and have a material adverse affect on our business, financial condition, operating results and future prospects.

Our network and equipment may not be able to handle increased traffic and a large number of simultaneous calls, which could hurt our reputation and result in a loss of customers.
We expect that our network traffic and volume of simultaneous calls will increase significantly. If the hardware and software used in our network cannot accommodate this additional volume, our reputation could be damaged and we could lose customers.

Failure to attract and retain customers will harm our business.
We have few paying subscribers at present, and most of our users are test sites. If we are unable to attract and retain customers, the traffic on our network may not increase and we may not be able experience growth. Our ability to attract and retain customers will depend on a number of factors, including:

our ability to reach develop business relationships with resellers;
our success in marketing our services to potential new and existing customers;
pricing by traditional carriers;
the rate at which we are able to deploy our network and services;
our ability to locate qualified call termination providers;
consolidation in the telecommunications industry; and
the quality of the customer and technical support we provide.

Our annual and quarterly operating results may fluctuate and could fall below expectations of investors and industry analysts, resulting in a decline in our stock price.
Our annual and quarterly operating results have varied widely in the past and could fluctuate significantly in the future. Therefore, you should not rely on year-to-year or quarter-to-quarter comparisons for indications of future performance. Certain factors may influence our annual or quarterly operating results, including:

the amount and timing of capital expenditures and other costs relating to the expansion of our network;

the introduction of new or enhanced services or changes in pricing policies by us or our competitors; and
economic conditions specific to the Internet or all or a portion of the technology sector.
If we cannot successfully address these factors, our operating results may fall below analyst and investor expectations and the price of our common stock could decline.

The lack of interoperability among hardware produced by different vendors may limit our ability to grow a worldwide, fully interoperable network.
Unless an interoperability standard is widely adopted and used by manufacturers of gateways and other hardware, our network's growth will be limited. Our business model depends on the growth of our network. Without a widely adopted interoperability standard, terminators of voice traffic over the Internet will continue to be required to only accept voice traffic which was originated on gateways made by the same manufacturer as their terminating gateway.

Intense price competition may limit our revenues.
Our revenues are not tied to the number of minutes of calls that are placed over our network. Intense competition could reduce the prices that we charge for our services.

Intense price competition could reduce the demand for our service.
We may not be able to compete successfully in the developing Internet telephony market. Many of our competitors are larger than us and have substantially greater financial resources than we do. The market for our services has been extremely competitive and is expected to be so for the foreseeable future. Internet protocol and Internet telephony service providers route traffic to destinations worldwide and can compete directly with us. In addition, major telecommunications companies have entered or plan to enter the Internet telephony market.

If we are unable to keep up with rapid technological change in our industry in a cost-effective manner, our revenues will decrease.
The market we serve, the market for voice services over the Internet, is characterized by rapid technological developments, evolving industry standards and customer demands and frequent new services announcements, such as new hardware and software entrants and releases. In order for us to remain competitive and continue positive growth of our business and increase the use of our services, we must respond to these developments quickly and in a cost-effective manner. If we fail to respond in this manner, our technology could become obsolete, our customers will choose other alternatives to transmit their traffic and our revenues will decrease.

We may need additional capital in the future to expand our network and it may not be available on acceptable terms or at all, which could force us to curtail or cease our operations.
The development of our business depends on our ability to expand the reach of our network. To date we have not been able raise capital through a stock offering and our cash flow from operations has been insufficient to cover our expenses and capital needs. We may require additional funding in the future which may not be available on terms acceptable to us or at all. If we cannot raise adequate funding on acceptable terms, we may be forced to restrain our network's expansion, we may not be able to attract new customers and we may have to curtail or cease our operations.

Damage to our systems and network could interrupt our service and result in reduced revenue and harm to our reputation.
Our operations are dependent on our ability to maintain the components of our network and our other computer and telecommunications systems and equipment in effective working order. Our systems may be damaged by natural disasters, equipment failure or intentional acts of vandalism. If we fail to safeguard our systems and network and experience frequent or long system delays or interruptions, we may not be able to provide our service in a consistent and cost-effective manner--which will result in reduced revenue and harm to our reputation.

Our success is dependent on the continued service of our key management and technical personnel.
Our future success depends, in part, on the continued service of our key management and technical personnel, including Serge Doyon, Michel Plante, Michel Pensivy and Carl Delisle our senior executive officers. If any of those individuals were unable or unwilling to continue in their present positions, our business, financial condition, operating results and future prospects could be  materially adversely affected. We do not currently carry key person life insurance on our personnel and only the above mentioned senior officers have an employment agreement.

We may have difficulty attracting and retaining the skilled employees we need to execute our growth plan.
From time to time we have experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees. Our future success depends on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for employees in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future.

Future government regulation and legal uncertainties could affect our ability to provide our services.
Our business, financial condition, operating results and future prospects could be materially adversely affected if the Canadian Radio-television and Telecommunications Commission, Congress, the Federal Communications Commission, state regulatory authorities or other bodies begin to regulate Internet telephony, or impose taxes, contributions or other forms of payment on such service.

Our stockholders will experience dilution when we issue the additional shares of common stock that we are permitted or required to issue under options and our employee stock purchase plan.
Stockholders should be aware that we are permitted, and in some cases obligated, to issue shares of common stock. If and when we issue these shares, the percentage of the common stock that existing stockholders own will be diluted. The following is a summary of additional shares of common stock that we have currently reserved for issuance as of April 15, 2002:

2,716,667 shares are reserved to be issued upon the exercise of options to be granted by Vectoria's management to employees, officers and consultants for bona fide services rendered, at exercise prices to be determined by the management.

The stock prices of Internet-related companies such as ours are highly volatile and could change unexpectedly resulting in costly litigation and harm to our business.
The market price of our common stock is subject to significant fluctuations. Many companies in our industry have been the subject of class action litigation by investors following periods of volatility in the price of their publicly traded securities. If the market value of our common stock experiences adverse fluctuations, and we become the subject of this type of litigation, regardless of the outcome, we will incur substantial legal costs. In addition, this type of litigation may strain our resources and divert management attention, causing our business to suffer.

As our common stock is traded on the OTC Bulletin Board, we cannot guarantee an orderly public market for our common stock.

Our common stock is currently traded on the OTC Bulletin Board. As a result, shareholders may find it more difficult to sell the common stock or to obtain accurate quotations of the market value of the common stock as compared to shares that are quoted on the Nasdaq Stock Market or trade on an exchange. The Company cannot assure you that a regular trading market will develop or be sustained.

There are numerous risks related to buying low-priced stocks that trade below $5.00.

If the trading price of the Common Stock is below $5.00 per share, trading in the Company's securities will be subject to the requirements of certain penny stock rules of the SEC. These rules require additional disclosure to investors by broker-dealers for any trades involving a penny stock. Penny stock rules require that the broker-dealer deliver to the investor a disclosure statement explaining the penny stock market and the associated risks with the market prior to any penny stock transaction. There are also sales practice requirements for broker-dealers who sell penny stocks to most persons. For these types of transactions, the broker-dealer must make a determination that the purchaser is suitable for the transaction and must receive the purchaser's written consent to the transaction prior to sale. These additional burdens on brokers and dealers may discourage them from making transactions in our common stock. This could severely limit the market price and liquidity of the Company's securities and the ability of purchasers to sell any of the shares of the Company in the secondary market. That, in turn, could materially and adversely affect the market price and severely limit the liquidity of the Common Stock.

ITEM 2 DESCRIPTION OF PROPERTY

Our principal executive office is located Montreal, province of Quebec, Canada, where we lease approximately 5,229 square feet for $56,000 per year on  a written lease agreement that expires on April 30, 2006. We have IP gateway facilities in Toronto, Montreal, Vancouver, Ottawa, Calgary, Edmonton, Winnipeg, Halifax, Victoria, London, Hamilton, Kitchener/Waterloo, Quebec City, Trois-Rivières and St. John's, Newfoundland.  We believe the space we currently occupy  is sufficient to accommodate our foreseeable needs.

Item 3 Legal Proceedings

We are not presently a party to any legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects. We may, from time to time in the future, become involved in various legal proceedings relating to claims arising in the ordinary course of business.

Item 4 Submission of Matters to a Vote of Security Holders

Not applicable.
PART II

Item 5 Market for the Registrant's Common Equity and related Stockholder Matters

Our common stock has traded on the National Association of Securities Dealers' ("NASD") OTC Bulletin Board under the symbol VTOR.OB since November 19, 2001, following our name change from Vanadium to Vectoria Inc. Prior to that, the Company's stock traded on the NASD's OTC Bulletin Board under the symbol VDUM.OB since February 2000.  The following table sets forth the per share range of high and low sales prices of our common stock for the periods indicated which was acquired from StockWatch:
    High Low
Year ended December 31, 2000:
First quarter*   1.50 0.10
Second quarter   2.40 1.13
Third quarter   5.10 2.00
Fourth quarter   5.01 1.01
*Trading commenced in February 2000.

Year ended December 31, 2001:
First quarter   1.60 1.00
Second quarter   1.64 1.01
Third quarter   1.65 0.70
Fourth quarter   1.10 0.70

The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors. We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. In addition, our credit agreement restricts our ability to declare and pay dividends without the consent of our lenders.

As of April 9, 2002, there were 59 holders of record of our common stock and, as of that date, we estimate that there were approximately 95 beneficial owners of the Common Stock.

ITEM 6 Management's Discussion and Analysis of Financial Condition and Plan of Operation

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THIS ACT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS TO ENCOURAGE COMPANIES TO PROVIDE PROSPECTIVE INFORMATION ABOUT THEMSELVES SO LONG AS THEY IDENTIFY THESE STATEMENTS AS FORWARD LOOKING AND PROVIDE MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE PROJECTED RESULTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT MADE IN THIS ANNUAL REPORT ARE FORWARD LOOKING. IN PARTICULAR, THE STATEMENTS HEREIN REGARDING INDUSTRY PROSPECTS AND FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. IBASIS'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM MANAGEMENT'S EXPECTATIONS. WE DISCLAIM ANY DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SHOULD BE READ IN CONJUNCTION WITH THE "RISK FACTORS" SECTION OF THIS ANNUAL REPORT.

OVERVIEW

We are a development-stage company engaged in providing Internet (IP) telephony services. During the year ended December 31st 2001, we engaged principally in the deployment of our IP telephony network infrastructure in 15 locations across Canada.

On November 13, 2001, Filton International Ltd. ("Filton") acquired control of the Company through transactions completed with the company and with Medan Management Corp. ("Medan"), the Company's then controlling shareholder. Pursuant to a share exchange agreement dated as of October 2, 2001 between the Company and Filton, the Company acquired all of the outstanding shares of Vectoria, Inc., a provider Internet (IP) telephony services, in consideration of the issue of 13,000,000 shares of its common stock to Filton at a deemed value of U.S.$0.90. Pursuant to a share transfer agreement also dated as of November 13, 2001 between Medan and Filton, Filton concurrently acquired 11,100,000 common shares of the Company from Medan. As a result of the completion of these transactions, Filton acquired beneficial ownership of a total of 24,100,000 common shares representing 70.6% of the Company's then 34,156,000 issued and outstanding common shares. The acquisition of Vectoria, Inc. by the Company was accordingly accounted using the purchase method of accounting, and include the results the year ending December 31, 2001 for the Company and also include the operating results of its subsidiaries from the date of acquisition to December 31, 2001.

The Company changed its name to Vectoria Inc. as of November 14, 2001, discontinued its former natural resource business in order to pursue and develop the IP telephony business of its newly acquired wholly owned subsidiary. Accordingly, retail electronics store and consumer credit operations of our subsidiary were also discontinued and sold to a third party as of December 31, 2001.

As we have been principally engaged in the deployment of the network components and infrastructure required to provide our IP telephony service, we have therefore to date recorded no significant revenue from the sale of such services. Although the Company currently serves an increasing number of users of its service, on a trial basis, there can be no assurance that we will be successful in generating revenue from existing users, nor that we will be able to attract and retain other users who will pay for our service.

The operation, development and expansion of our business requires that we continue to cultivate alliances with managed IP back-bone network operators, IP telephony technology suppliers, third party resellers and distributors, and that we make ongoing investments in capital equipment, human resources, advertising, marketing, and customer support. As more fully discussed below, in this Management's Discussion section of this Report, the Company has never been profitable, and has not generated significant revenues from its IP telephony service. Vectoria cannot predict its revenue levels for the next 12 months, or thereafter, nor when, or if, its operations will become profitable.

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate revenue from its IP telephony services on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly operating expenses. The Company's expenses will continue to increase as it increases its marketing and sales efforts, and continues to operate and maintain its current IP telephony network. The Company will require approximately $22.0** million in additional financing to cover its anticipated overhead and operational needs for the upcoming twelve month period.The Company's expenses will continue to increase as it further develops its service, and increases its marketing and sales efforts. Vectoria will require additional financing, both for fiscal 2002 and thereafter, to continue to operate and expand its business. The Company has identified a number of sources for this purpose, however, no funding commitment has been received as of the date of this Report. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

2001 Performance Highlights:

2001 was a year of tremendous change for Vectoria. We successfully transitioned our business to that of an IP telephony service provider. In 2001 we:

- completed the acquisition of all of the outstanding shares of our subsidiary Vectoria, Inc., in a reverse takeover transaction;

- discontinued our natural resources business, our retail electronics store operations and our consumer credit business, to focus on providing our IP telephony services;

- deployed our Vectoria IP network across Canada, serving 450 municipalities in 7 provinces where 70% of all Canadian business phone numbers are situated;

- made alliances with a major managed fiber-optic IP back-bone network operator, as well a with IP telephony technology providers;

- installed IP gateway facilities in 15 major Canadian cities;

- introduced our unique "Extended Local Call Area" service where all communications are local, thereby eliminating toll or long-distance charges;

- introduced our unique "Foreign Exchange Number" service, providing our users with a low-cost quality alternative to conventional 800-number service;

- recruited * business customers in various cities in Canada, who currently use our service on a trial basis and providing us with useful feed-back and information;

- completed the reorganization of our subsidiaries in order to streamline our cost structure, increase management efficiency and position our company to achieve sustainable growth;

Results of Operations for the Year Ended December 31, 2001

Net Revenue. Our IP telephony service revenue is primarily derived from monthly customer subscription fees. During 2001, we recorded no significant revenue from our IP telephony service. The company's net revenue of $87,765 for the year ended December 31 2001, is attributable to the Company's ISP and computer integration businesses.

Operating expenses Cost of Goods Sold. Our Operating expenses are comprised primarily of High Speed Internet access and other expenses associated with telecommunications. Operating expenses were $91,141 in 2001. We expect operating expenses to increase due to the operations of the IP back-bone network usage increasing with revenues from the IP telephony services.

General and Administrative Expenses. General and Administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. Administrative expenses increased were $214,115 in 2001. We expect administrative expenses to increase as the IP telephony develops over the next year.

Amortization Expenses. Amortization expenses were $14,490 in 2001, recorded mainly against certain capital assets. We expect amortization expenses to increase as computer equipment under capital leases will be in use for the operations of the IP telephony services.

Liquidity and Capital Resources. Our principal capital resources and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, and general capital needs. Our capital needs have been met, in large part, from the proceeds of issuance of capital stock, various credit facilities, including vendor capital leases and other equipment financings, and loans from our principal shareholder.

Net cash provided by financing activities was $863,097 for the year ended December 31, 2001 Net cash used in operating activities was $220,537 for the year ended December 31, 2001. Cash used in operating activities for all periods resulted from net losses which were partially offset by increases in accounts payable, accrued liabilities and amortization.

Net cash used in investing activities was $734,994 for the year ended December 31, 2001 Cash used in investing activities was primarily related to purchases of capital assets.

Equipment Leasing and Financing. We lease equipment from various vendors under lease agreements. Each of the equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased.

Revolving Line of Credit. The Company currently has no line of credit with its bank.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TERRY AMISANO LTD. AMISANO HANSON

KEVIN HANSON, C.A. CHARTERED ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

Vectoria Inc.

(formerly Vanadium International, Inc.)

We have audited the accompanying consolidated balance sheets of Vectoria Inc. (formerly Vanadium International Inc.) as of December 31, 2001 and 2000 and the related consolidated statements of loss, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vectoria Inc. (formerly Vanadium International, Inc.) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency of $589,780 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"AMISANO HANSON"

Chartered Accountants

Vancouver, Canada

April 29, 2002

750 WEST PENDER STREET, SUITE 604 TELEPHONE: 604-689-0188

VANCOUVER CANADA FACSIMILE: 604-689-9773

V6C 2T7 E-MAIL: amishan@telus

VECTORIA INC.
(formerly Vanadium International, Inc.)
CONSOLDIATED BALANCE SHEETS
December 31, 2001 and 2000
(Stated in US Dollars)

ASSETS	2001	2000
Current
Cash	$389	$92.823
Accounts receivable	118.987	10.000
Prepaid expenses	7.764	-
	127.140	102.823
Capital assets - Note 4	798.521	-
Mineral property - Note 5	-	100.000
	$925.661	$202.823

LIABILITIES
Current
Accounts payable	$387.637	$24.606
Due to related parties - Note 9	3.313	2.090
Current portion of obligations under capital leases - Note 6	325.970	-
	716.920	26.696
Obligations under capital leases - Note 6	323.712	-
Loans payable - Note 7	213.415	-
	1,254,047	26.696

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.01 par value
20,000,000 shares authorized, none outstanding
Common stock, $0.01, par value - Note 8
80,000,000 shares authorized
34,174,000 shares outstanding	156.340	26.160
Paid-in capital	456.458	548.467
Deficit	-941.184	-398.500
	-328.386	176.127
	$925.661	$202.823
APPROVED BY THE DIRECTORS:
___________________________, Director ___________________________, Director
SEE ACCOMPANYING NOTES

VECTORIA INC.
(formerly Vanadium International, Inc.)
CONSOLDIATED BALANCE SHEETS
for the years ended December 31, 2001, 2000 and 1999
(Stated in US Dollars)

		2001		2000	1999

Sales		$87.765		$-	$-
Operating expenses		91.141		-	-
Gross profit (loss)		(3.376)		-	-
Expenses
Administrative expenses - Note 9		214.115		108.789	74.082
Amortization of capital assets		14.490		-	-
		228.605		108.789	74.082
Loss before other items		(231.981)		(108.789)	(74.082)

Other items:
Exploration and development costs - Note 9		(12.600)		(3.806)	(4.775)
Miscellaneous income		23.269		1.616	-
Non-cash compensation		-		(45.127)	-
Write-off of advances receivable		(40.000)		(110.000)	-
Write-off of goodwill - Note 14		(508.236)		-	-
Write-off of mineral property - Note 5		(100.000)		-	-
		(637.567)		(157.317)	(4.775)
Loss from continuing operations		(869.548)		(266.106)	(78.857)
Income from discontinued operations - Note 12		326.864		-	-
Net loss for the year		(542.684)		(266.106)	(78.857)
Deficit, beginning of year		(398.500)		(132.394)	(53.537)
Deficit, end of year		$(941.184)		$(398.500)	$(132.394)

Basic earnings (loss) per share
- from continuing operations	$	(0.03)	$	(0.01)	$-
- from discontinued operations		$0.01		$-	$-
- total	$	(0.02)	$	(0.01)	$-

Weighted average number of shares outstanding		22,883,589		20,946,781	20,895,329

SEE ACCOMPANYING NOTES

VECTORIA INC.
(formerly Vanadium International, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2001, 2000 and 1999
(Stated in US Dollars)

	2001	2000	1999

Cash Flows used in Operating Activities
Net loss for the year from continuing operations	$(869.548)	$(266.106)	$(78.857)
Add: adjustments to reconcile net loss to net cash used in operations:
Amortization - capital assets	14.490	-	-
Write-off - capital assets	1.070	-	-
- advances receivable	40.000	-	-
- mineral property	100.000	-	-
- goodwill	508.236
Common stock issued in consideration for
exploration and development costs	9.000	-	-
Non-cash compensation charge	-	45.127	-
Changes in non-cash working capital balances
related to operations:			-
Accounts receivable	(70.773)	(10.000)	-
Prepaid expense	(7.137)	-	-
Inventory	5.075	-	-
Accounts payable	47.827	(15.493)	14.278
Due to related parties	1.223	(40.795)	38.214
	(220.537)	(287.267)	(26.365)
Cash Flow from Financing Activities
Issue of common stock for cash	-	380.000	9.000
Increase in obligations under capital leases	649.682	-	-
Increase in loans payable	213.415	-	-
	863.097	380.000	9.000
Cash Flow used in Investing Activities
Acquisition of capital assets	(644.278)	-	-
Increase in advances receivable	(40.000)	-	-
Cash deficiency of subsidiary acquired	(50.716)	-	-
	(734.994)	-	-
Net increase (decrease) in cash during the year	(92.934)	92.733	(17.365)
Decrease in cash from discontinued operations
during the year - Note 12	-	-	-
Increase (decrease) in cash during the year	(92.934)	92.733	(17.365)
Cash, beginning of the year	92.823	90	17.455
Cash, end of the year	$389	$92.823	$90

Supplemental Disclosures - Note 13
SEE ACCOMPANYING NOTES

VECTORIA INC.
(formerly Vanadium International, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the years ended December 31, 2001, 2000 and 1999
(Stated in US Dollars)

	Common		Additional
	Stock		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, as at December 31, 1998	20,883,000	$23.430	$117.070	$(53.537)	$86.963
Shares issued for cash pursuant to
an offering memorandum
- at $0.50	18.000	180	8.820	-	9.000

Net loss for the year	-	-	-	(78.857)	(78.857)
Balance, as at December 31, 1999	20,901,000	23.610	125.890	(132.394)	17.106
Shares issued for cash pursuant to a
subscription agreement - at $1.25	80.000	800	99.200	-	100.000
Shares issued for cash pursuant to a
subscription agreement - at $1.60	175.000	1.750	278.250	-	280.000
Non-cash compensation charge	-	-	45.127	-	45.127
Net loss for the year	-	-	-	(266.106)	(266.106)

Balance, as at December 31, 2000	21,156,000	26.160	548.467	(398.500)	176.127
Pursuant to business acquisition	13,000,000	130.000	(100.829)	-	29.171
For services rendered	18.000	180	8.820	-	9.000
Net loss for the year	-	-	-	(542.684)	(542.684)
Balance, as at December 31, 2001	34,174,000	$156.340	$456.458	$(941.184)	$(328.386)

SEE ACCOMPANYING NOTES

VECTORIA INC.

(formerly Vanadium International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for the years ended December 31, 2001, 2000 and 1999

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company is in the business of selling internet access services and developing its internet protocol based voice network.

These consolidated financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $589,780 as at December 31, 2001, and has accumulated losses of $941,184 since incorporation. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These consolidated financial statements do not include any adjustment to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in Nevada on August 24, 1998, as US Vanadium Corp. and was in the development stage until October 2, 2001, when it commenced commercial operations. The Company changed its name to Vanadium International, Inc. on February 24, 1999. On October 2, 2001, the Company changed it name to Vectoria Inc. The Company's common shares trade on the Over-the-Counter Bulletin Board in the United States.

Note 2 Summary of Significant Accounting Policies

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results could differ from these estimates.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated on consolidation.

Capital Assets

Capital assets are stated at cost. Amortization is provided over the useful life of assets, using the following methods and rates:

Computer equipment under capital leases 30% diminishing balance

Furniture and equipment 20% diminishing balance

Leasehold improvements 20% diminishing balance

Goodwill

Goodwill from business acquisitions represents the excess of the purchase price over the fair value of net assets acquired. Goodwill acquired in business combinations subsequent to June 30, 2001 has not been amortized but is tested annually for impairment.

Foreign Currency Translation

Foreign currency transactions are translated into U.S. dollars , the functional and reporting currency, by use of the exchange rate in effect at the date of the transaction, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate.

Leases

Leases entered into by the Company as lessee that transfer substantially all the benefits and risks of ownership to the lessee are recorded as capital leases and are included in capital assets and obligations under capital leases. All other leases are classified as operating leases under which leasing costs are recorded as expense sin the period in which they occur.

Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of any assets may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.

Mineral Properties

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

Basic Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share has been calculated upon the weighted average number of shares outstanding during the year. Diluted loss per share has not been provided as it would be anti-dilutive.

Revenue Recognition

The Company recognized revenue from the sale of internet access services and computer integration and technology services when the services have been rendered.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and due to related parties approximate fair value because of the short maturity of those instruments. The carrying value of obligations under capital leases and loans payable also approximate fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Concentrations of Credit Risk

The Company provides credit to its customers in the normal course of operations. The Company records an allowance for doubtful accounts to reduce accounts receivable to their estimated collectible amount. As at December 31, 2001, management believes that there are no concentrations of credit risk for which an allowance has not been recorded.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25 "Account for Stock Issued to Employees", and to provide the disclosures required under SFAS No. 123 "Accounting for Stock-based Compensation".

Note 3 Business Combination

By an agreement dated October 2, 2001, the Company acquired a 100% interest in Vectoria, Inc. ("Vectoria") a Delaware Corporation for consideration of the issuance of 13,000,000 common shares. Vectoria is in the business of selling internet access services, developing its internet based voice network and sales of computer equipment. The acquisition has been accounted for using the purchase method of accounting and the result of operations of Vectoria have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon fair value on the date of acquisition as follows:

Current assets $ 884,549

Capital assets 314,929

Goodwill 479,128

1,678,606

Current liabilities 931,414

Due to related parties 115,192

Total purchase price $ 632,000

Note 4 Capital Assets

2001 2000

Accumulated

Cost Amortization Net Net

Computer equipment under

 capital leases $ 644,504 $ - $ 644,504 $ -

Furniture and equipment 167,282 14,368 152,914 -

Leasehold improvements 1.225 122 1,103 -

$ 813,011 $ 14,490 $ 798,521 $ -

Amortization has not been provided for on the computer equipment under capital leases because it was not in use at December 31, 2001.

Note 5 Mineral Property

By a purchase agreement dated September 18, 1998, the Company acquired a 100% interest in three mineral claims located in Nevada comprising 36 units. The Bisoni and Gibellini claims are located in Eureka County and the Bisoni-McKay claim is located in Nye County. Consideration to acquire the property, consisted of the issuance of 15,000,000 common shares valued at $50,000 and $50,000 cash. At December 31, 2001, management of the Company has abandoned this property and has written-off mineral property costs of $100,000.

Note 6 Obligation Under Capital Leases

Obligation under capital leases consist of the following:

Office furniture lease contract, repayable in monthly installments of $479 including interest calculated at 19.61%, maturing May 1, 2004 $ 14,371

Computer equipment lease contract, repayable in monthly

installments of $9,585 including interest calculated at 13.3%,

with a purchase option of $311,840 at maturity, on March 27, 2004.

The Company is required to make an additional payment of $205,202 within the first year of this lease 679,636

Total amount of future minimum lease payments 694,007

Less: imputed interest (44,325)

649,682

Current portion (325,970)

$ 323,712

Future minimum lease payments under capital leases for subsequent years are as follows:

2002:  $336,957;

2003:  $120,768;

2004:  $236,282

Note 7 Loans Payable

At December 31, 2001, loans payable of $213,415 are unsecured, non-interest bearing with no specific terms for repayment.

Note 8 Common Stock

Commitments:

Stock-based Compensation

Effective February 14, 2000, the Company granted stock options to employees of the Company (officers, directors and employees) and consultants to the Company to purchase common shares of the Company at the closing price of the Company's common stock on the date of the grant. All options were cancelled at December 31, 2001.

Presented below is a summary of stock option activity for the years shown:

Weighted

Number of Average

Stock Options Exercise Price

Balance, December 31, 1999 - -

Granted 320.000 $0.75

Balance, December 31, 2000 320.000 $0.75

Cancelled (320.000) ($0.75)

Balance, December 31, 2001 - -

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

2001 2000 1999

Total non-cash compensation charge $ - $ 169,892 $ -

Consultants' non-cash compensation charge - (45.127) -

Employee's non-cash compensation charge $ - $ 124,765 $ -

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

2001 2000 1999

Net loss As reported $ - $ (266,106) $ (78,857)

Pro-forma $ - $ (390,871) $ (78,857)

Basic loss per share As reported $ - $ (0.01) $ -

Pro-forma $ - $ (0.02) $ -

The weighted average fair value at date of grant of the options granted were as follows:

2000

Weighted average fair value $ .53

Total options granted 320

Total fair value of all options granted $ 169,892

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2000

Expected dividend yield 0.0%

Expected volatility 100%

Risk-free interest rate 4.05%

Expected term in years 4

Note 9 Related Party Transactions

The Company was charged the following administration expenses and exploration and development costs by directors and former directors of the Company:

2001 2000 1999

Administrative expenses $ - $ 14,496 $ 48,000

Exploration and development costs 9,000 - 1,174

$ 9,000 $ 14,496 $ 49,174

Management believes that the fees charged were reasonable in relation to the services provided.

Due to related parties as at December 31, 2001 includes $3,313 (2000:  $2,090) owing to directors for unpaid exploration and development costs and administrative expenses. These amounts are unsecured, non-interest bearing with no specific terms for repayment.

Note 10 Deferred Tax Assets

The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the assets and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The following table summarizes the significant components of the Company's deferred tax assets:

Total

Deferred Tax Assets

Non-capital loss carryforwards $ 221,000

Gross deferred tax assets $ 221,000

Valuation allowance for deferred tax asset (221.000)

$ -

The amount taken into income as deferred tax assets must reflect the portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 11 Income Taxes

At December 31, 2001, the Company has net operating loss carryforwards, which expire commencing in 2018 totalling approximately $650,000 the tax benefit of which has not been recorded in the financial statements.

Note 12 Discontinued Operations

During the year ended December 31, 2001, the Company sold two of its wholly-owned subsidiaries for total consideration of $632,001. The gain on disposal of these subsidiaries has been disclosed as a gain on sale of subsidiaries on the statement of income for discontinued operations. The Company remains a guarantor on two loans of these subsidiaries. The amount outstanding on these two loans as at December 31, 2001 totalled $277,970.

Net results of discontinued operation are as follows:

Sales $ 849,614

Cost of goods sold 686,464

Gross margin 163,150

Operating expenses 219,887

Administrative expenses 151,342

Financial expenses 18,187

389,416

Loss before other item (226,266)

Gain on disposal of subsidiaries 553,130

Income from discontinued operations $ 326,864

Note 12 Discontinued Operations - (cont'd)

Cash flows from discontinued operations are as follows:

Operating Activities

Net income for the period $ 326,864

Items not affecting cash:

Gain on disposal of subsidiaries (553,130)

Amortization - capital assets 6,948

Changes in non-cash working capital balances related  to operations:

Accounts receivable 154,684

Prepaid expenses 3,160

Accounts payable 158,792

Inventory (65,761)

Cash provided by operating activities 31,557

Investing Activities

Cash deficiency from business acquired (66,653)

Acquisition of capital assets (18,456)

Acquisition of intangible assets 40,722

Cash provided by investing activities (44,387)

Cash balance of subsidiaries on disposal 12,830

Cash, end of period $ -

Note 13 Supplemental Disclosures

Non-cash Transactions

-         On September 23, 1998, the Company issued 1,500,000 shares and on October 17, 1998 issued an additional 13,500,000 shares as stock dividends to total 15,000,000 shares at $0.00333 per share. These shares were issued to acquire mineral properties located in Nevada at a value of $50,000.

-         On October 2, 1998, the Company issued 100,000 shares at $0.15 per share in consideration for exploration and development costs valued at $10,000.

Note 14 New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. It also further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for business combinations initiated after June 30, 2001.

Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 on October 2, 2001. During the year ended December 31, 2001, the Company has written-off goodwill totaling $508,236 in accordance with SFAS No. 142.

Note 15 Comparative Figures

Certain comparative figures have been reclassified to conform with the presentation used in the current year.

Note 16 Subsequent Event

Subsequent to December 31, 2001, the Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register an employees stock option and stock award plan. This plan grants employees and consultants to acquire up to 750,000 common shares of the Company for a period up to April 8, 2012 at a price to be determined by the Company.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of Vectoria as of the date of this report, indicating all positions and offices with Fact and its subsidiaries held by each such person:

The following are the executive officers of the Company as of December 31, 2001:
Name     Age    Executive Officer Since      Present Office

Serge Doyon 57 2001 Chief Executive Officer

Michel Plante 44 2001 Chief Financial Officer

Michel Pensivy 44 2001 Vice-President, Network Marketing

Carl Delisle 27 2001 Vice-President, Systems Integration

Vectoria's directors are elected by the holders of Vectoria's common stock. Cumulative voting for directors is not permitted. The term of office of directors of Vectoria ends at the next annual meeting of Vectoria's shareholders or when their successors are elected and qualified. The term of office of each officer of Vectoria ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Vectoria.

Serge Doyon holds a Bachelors of Arts degree from Laval University (Quebec city), a Bachelor's degree in Business Administration, as well as an MBA from the University of Montreal. He has worked in Telecommunications since 1969. Before joining Vectoria in November of 2001, Mr. Doyon was CEO of Telicom, a Canadian telecommunications systems developer, from 1998 to 2002. He was CEO of Incotel Communication Systems Inc. which he founded, from its inception in 1981 to 1998 when it was acquired by Groupe Videotron Ltée., the third largest cable and telecommunications company in Canada. Mr. Doyon began his career with Bell Canada where he worked from 1969 to 1981 in various sales, marketing and promotional functions.

Michel Plante, c.a., a Canadian Chartered Accountant, is Chief Financial Officer of Vectoria since November 2001. He was a financial consultant to the Company from May 2001 to November 1, 2001. From 1998 to 2001, he was CFO of Telicom. From 1993 to 1998, Mr. Plante was CFO of Alex Informatics Inc., a leading international provider of parallel computing systems. Mr. Plante began his accounting career in 1980 in the audit department of Coopers Lybrand, where he worked until 1989. He holds a B. Commerce degree from McGill University (Montreal).

Michel Pensivy, graduated from McGill University as a bachelor of Mechanical Engineering with a specialty in Aeronautics. He worked for Pratt & Whitney Canada as a test engineer before his career shifted, 20 years ago, to relationship marketing. He has built large organizations of many thousand members worldwide, including Canada, the United States, Australia, the United Kingdom, France, and Germany and has reached the highest levels in several companies such as Shaklee, Jewelway and Excel Communications. In the process, he has become one of the most sought after professional speaker in the industry, often gathering audiences of up to 5,000 people.

Carl Delisle, Carl Delisle is a senior information technology manager with over a decade of experience in network security and communications protocols. Mr. Delisle was prior his acquisition by Vectoria founder and CEO of Prolan an IT consulting firm for clients ranging from medium to small business. He has gained extensive, field-tested knowledge of numerous security technologies, and has designed and analyzed security architectures for a variety of applications and products. Mr. Delisle has significant experience with intrusion detection and firewall technologies, incident response procedures, and remote access solutions. These requisite skills are used to provide strategic direction to Vectoria, as well as helping clients understand the impact of IP protocol in their every day task. Carl's holds numerous certifications including Microsoft Certified System Engineer (MCSE), and Check Point's (CCSE).

Officers who do not have an employment agreement with us serve at the discretion of our board of directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.
ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary($)	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Serge Doyon, President	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dennis LaPrairie	2001	-0	-0-	-0-	-0-	-0-	-0-	-0-
Dennis LaPrairie	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dennis LaPrairie	1999	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 9, 2002, with respect to the beneficial ownership of Vectoria's common stock and by each person known by Vectoria to be the beneficial owner of more than 5% of the outstanding common stock, by each of Vectoria's officers and directors, and by the officers and directors of Vectoria as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued. The percentages shown are based on 34,410,946 total shares outstanding.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Common Stock	Filton International AS-B & Cie SA 9 Rue des Alpes Case Postale 1023 CH-1211 Geneve 1 Switzerland	17,632,000 shares (1)	51.2%

Common Stock	Medan Management c/o S A Mann, Chartered Accountants Maida Vale London, England W91QJ	3,269,630 shares (2)	9.5%

Common Stock	Serge Doyon, President of Vectoria and member of the Board of Directors c/o 14 Place du Commerce. Montreal, Quebec, Canada H3E 1T5	1,600,0000 shares held indirectly (3)-(4)	4.6%

Common Stock	Michel Plante, Chief Financial Officer and member of the Board of Directors c/o 14 Place du Commerce. Montreal, Quebec, Canada H3E 1T5	625,000 shares held directly (5)	1.8%

Common Stock	Michel Pensivy, Vice President - Network marketing c/o 14 Place du Commerce. Montreal, Quebec, Canada H3E 1T5	40,769 shares held directly	---%

Class C Common	Carl Delisle, Vice President - Systems Integration c/o 14 Place du Commerce. Montreal, Quebec, Canada H3E 1T5	306,040 shares held directly (6)	--%
	Richard St. Julien, member of the Board of Directors c/o 14 Place du Commerce. Montreal, Quebec, Canada H3E 1T5	-0-	N/A
	Richard Neal, member of the Board of Directors c/o 14 Place du Commerce. Montreal, Quebec, Canada H3E 1T5	-0-	N/A

Common Stock	All Officers and Directors as a group	2,571,809 shares	7.4%

(1) Filton International's beneficial owner is Henri Baudet.

(2) Medan Management Corp.'s beneficial owners is Sidney Mann.

(3) 1,500,000 of these shares are held in the name of 128065 Canada Inc., which is Mr. Doyon's holding company. (4) Includes options for 100,000 shares which are currently exercisable.

(5) Includes options for 125,000 shares which are currently exercisable.

(6) Includes options for 100,000 shares which are currently exercisable.

CHANGES OF CONTROL

As discussed further in "ITEM 1. DESCRIPTION OF BUSINESS", the Company, on October 2nd 2001, acquired a 100% interest in Vectoria, Inc., the Delaware corporation, in consideration of which we issued 13,000,000 shares of our common stock to Filton International Ltd. ("Filton"). In conjunction with this transaction, Filton acquired, on the same date, an additional 11,100,000 shares of our common stock from Medan International Corp.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits.
Exhibits listed in the accompanying Index of Exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.
 (b)      Reports on Form 8-K
 (1) We filed a Current Report on Form 8-K dated November 13, 2001, reporting under Item 1 a change in control of the Company.

(2) We filed an Amendment to the Current Report on Form 8-K dated November 13, 2001, reporting under Item 7 the unaudited pro forma consolidated financial statements of the Company as of December 31, 2000 and September 30, 2001 giving effect to the acquisition of Vectoria, Inc.

(3) We filed a Current Report on Form 8-K dated April 6, 2001, reporting under Item 5.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTORIA, INC.

By:/s/ SERGE DOYON
Name: Serge Doyon
Title: President/ Principal Executive
Date: May 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ SERGE DOYON
Name: Serge Doyon

Title: President, Member of the Board of Directors

Date: May 15, 2002

By:/s/ MICHEL PLANTE
Name: Michel Plante

Title: Chief Financial Officer, Member of the Board of Directors

Date: May 15, 2002

By:/s/ RICHARD ST. JULIEN
Name: Richard St. Julien

Title: Member of the Board of Directors

Date: May 15, 2002

By:/s/ RICHARD NEAL
Name: Richard Neal

Title: Member of the Board of Directors

Date: May 15, 2002

EXHIBIT LIST
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Registration Statement on From 10-SB dated September 14, 1999
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Registration Statement on From 10-SB dated September 14, 1999
3.3	Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Registration Statement on From 10-SB dated September 14, 1999
10.1	Purchase Agreement with Medan Management Corp.	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Registration Statement on From 10-SB dated September 14, 1999
23	Consent of Auditors	Filed herewith