Form 10KSB/A
period 2001-12-31
VECTORIA INC
filed 2002-05-29
CIK 1082706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

Gateway Facilities

Our customers can access the Vectoria network by connecting dedicated phone circuits from their premises to our gateway facilities strategically located in Internet central offices, located in 15 Canadian metropolitan areas: Toronto, Montreal, Vancouver, Ottawa, Calgary, Edmonton, Winnipeg, Halifax, Victoria, London, Hamilton, Kitchener/Waterloo, Quebec City, Trois-Rivieres and St. John's, Newfoundland. These gateways are scaleable and flexible platforms built primarily using Cisco Systems' equipment. Our gateway facilities receive voice and fax calls through conventional public switched telephone networks, digitize, compress and packetize these calls and then transmit them over the Internet. At the destination, another gateway reverses the process and the call is switched back from the Internet to a local carrier's circuit-switched network in the destination area. Our gateway facilities are scaleable and permit us quickly to increase capacity in discrete increments at relatively low cost, either for a region or a customer. In addition, our gateways' flexible architecture is designed to easily integrate and support new services we may ultimately offer.

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

ITEM 2 DESCRIPTION OF PROPERTY

Our principal executive office is located Montreal, province of Quebec, Canada, where we lease approximately 5,229 square feet for $56,000 per year on  a written lease agreement that expires on April 30, 2006. We have IP gateway facilities in Toronto, Montreal, Vancouver, Ottawa, Calgary, Edmonton, Winnipeg, Halifax, Victoria, London, Hamilton, Kitchener/Waterloo, Quebec City, Trois-Rivieres and St. John's, Newfoundland.  We believe the space we currently occupy  is sufficient to accommodate our foreseeable needs.

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
(Stated in US Dollars)

	2001	2000	1999

Cash Flows used in Operating Activities
Net loss for the year from continuing operations	$(869.548)	$(266.106)	$(78.857)
Add: adjustments to reconcile net loss to net cash used in operations:
Amortization - capital assets	14.490	-	-
Write-off - capital assets	1.070	-	-
- advances receivable	40.000	-	-
- mineral property	100.000	-	-
- goodwill	508.236
Common stock issued in consideration for
exploration and development costs	9.000	-	-
Non-cash compensation charge	-	45.127	-
Changes in non-cash working capital balances
related to operations:			-
Accounts receivable	(70.773)	(10.000)	-
Prepaid expense	(7.137)	-	-
Inventory	5.075	-	-
Accounts payable	47.827	(15.493)	14.278
Due to related parties	1.223	(40.795)	38.214
	(220.537)	(287.267)	(26.365)
Cash Flow from Financing Activities
Issue of common stock for cash	-	380.000	9.000
Increase in obligations under capital leases	649.682	-	-
Increase in loans payable	213.415	-	-
	863.097	380.000	9.000
Cash Flow used in Investing Activities
Acquisition of capital assets	(644.278)	-	-
Increase in advances receivable	(40.000)	-	-
Cash deficiency of subsidiary acquired	(50.716)	-	-
	(734.994)	-	-
Net increase (decrease) in cash during the year	(92.434)	92.733	(17.365)
Decrease in cash from discontinued operations
during the year - Note 12	-	-	-
Increase (decrease) in cash during the year	(92.434)	92.733	(17.365)
Cash, beginning of the year	92.823	90	17.455
Cash, end of the year	$389	$92.823	$90

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

Serge Doyon holds a Bachelors of Arts degree from Laval University (Quebec city), a Bachelor's degree in Business Administration, as well as an MBA from the University of Montreal. He has worked in Telecommunications since 1969. Before joining Vectoria in November of 2001, Mr. Doyon was CEO of Telicom, a Canadian telecommunications systems developer, from 1998 to 2002. He was CEO of Incotel Communication Systems Inc. which he founded, from its inception in 1981 to 1998 when it was acquired by Groupe Videotron Ltee., the third largest cable and telecommunications company in Canada. Mr. Doyon began his career with Bell Canada where he worked from 1969 to 1981 in various sales, marketing and promotional functions.

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

Date: May 15, 2002

By:/s/ MICHEL PLANTE
Name: Michel Plante

Title: Chief Financial Officer, Member of the Board of Directors

Date: May 15, 2002

By:/s/ RICHARD ST. JULIEN
Name: Richard St. Julien

Title: Member of the Board of Directors

Date: May 15, 2002

By:/s/ RICHARD NEAL
Name: Richard Neal

Title: Member of the Board of Directors

Date: May 15, 2002

EXHIBIT LIST
REGULATION S-B NUMBER	EXHIBIT	REFERENCE
2.1	Share Exchange Agreement dated as of October 2, 2001 between the Registrant and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
2.2	Share Exchange Agreement dated as of October 2, 2001 between Medan Management Corp. and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
3(i).2	Certificate of Amendment of the Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).3	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).1	Amendment No. 1 to the Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.1	Employment Agreement with Kenneth Liebscher	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
23	Consent of Auditors	Filed herewith