Form 10QSB
period 2002-03-31
VECTORIA INC
filed 2002-05-29
CIK 1082706

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 88-0402908

VECTORIA,INC

(Exact name of small business issuer as specified in its charter)

NEVADA	88-0402908
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Place du Commerce.,
Suite 350, Montreal, Quebec Canada H3E 1T5
(Address of principal executive offices)

(514) 448-6000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the las practicable date:

34,410,946 shares of common stock, $0.001 par value, as of April 9, 2002
Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

VECTORIA, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
March 31,2002 and December 31, 2001

(Stated in US Dollars)
(Unaudited)

	March 31, 2002	(Note 2) December 31, 2001

ASSETS
Current
Cash	$26,100	$389
Accounts receivable	238,470	118,987
Prepaid expenses	31,099	7,764
	295,669	127,140

Capital Assets	758,236	798,521

	$1,053,905	$925,661

LIABILITIES

Current
Accounts payable	$788,112	$387,637
Due to a related party	-	3,313
Current portion of obligations under capital leases	325,970	325,970
	1,114,082	716,920

Obligations under capital leases	322,634	323,712
Loans payable	213,415	213,415
	1,650,131	1,254,047
STOCKHOLDERS' EQUITY ( DEFICIENCY)
Preferred stock, $0.01 par value, 20,000,000 shares authorized, none outstanding
Common stock, $0.01 par value, 80,000,000 shares authorized 34,410,946 shares outstanding	158,709	156,340
Paid-in capital	642,189	456,458
Deficit	(1,397,124)	(941,184)
Total Stockholders' Equity	(596,226)	(328,386)
Total Liabilities and Stockholders' Equity	$1,053,905	$925,661

 SEE ACCOMPANYING NOTES

VECTORIA, INC.
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
For the three months period ended March 31, 2002 and 2001

(Stated in US Dollars)
(Unaudited)
	Three months ended March 31,
	2002	2001

Sales	80,727	-
Operating expenses	44,288	-

Gross Profit ( loss)	$36,439	$-

Expenses
Administrative	150,253	15,679
Amortization of capital assets	59,976	-
	210,229	15,679

Net Loss for the period	(173,790)	(15,679)

Deficit beginning of period	(1,223,334)	(398,500)

Deficit end of period	$(1,397,124)	$(414,179)

Basic loss per share	$(0.01)	$0.00
Weighted average number of shares outstanding	34,174,000	21,156,000

 SEE ACCOMPANYING NOTES

VECTORIA, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months period ended March 31,2002 and 2001

(Stated in US Dollars)
(Unaudited)
	Three months ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Net loss for the period	$(173,790)	$(15,679)
Add; adjustments to reconcile net loss to net cash used in operations:
Amortization of capital assets	59,976	-
Changes in non-cash working capital balances related to Operations:
Accounts payable	306,425	(6,314)
Accounts receivable	(119,483)	(45,000)
Due to related parties	(3,313)	187
Prepaid expenses	(23,335)	-
	46,480	(66,806)

Cash Flow from Financing Activity
Obligation under capital lease	(1,078)	-
Cash Flow used in Investing Activity
Acquisition of capital assets	(19,691)	-

Net increase (decrease) in cash during the period	25,711	(66,806)

Cash at beginning of period	389	92,823

Cash at end of period	$26,100	$26,017
Non-cash Transaction -- Note 3

 SEE ACCOMPANYING NOTES

VECTORIA, INC.
INTERIM CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIENCY)
For the period August 24,1998 (Date of Incorporation) to March 31,2002

(Stated in US Dollars)
(Unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Number	Par value	Capital	Deficit	Total
Balance , as at December 31, 2000	21,156,000	$26,160	$548,467	$(398,500)	$176,127
Net loss for the three months period ended March 31,2001	-	-	-	(15,679)	(15,679)
Balance , as at March 31, 2001	21,156,000	26,160	548,467	(414,179)	160,448
Pursuant to business acquisition	13,000,000	130,000	(100,829)	-	29,171
For services rendered	18,000	180	8820	-	9,000
Net loss for the nine months ended December 31, 2001	-	-	-	(809,155)	(809,155)
Balance as at December 31, 2001	34,174,000	156,340	456,458	(1,223,334)	(610,536)
Pursuant to business acquisition	236,946	2,369	185,731	-	188,100
Net loss for the period	-	-	-	(173,790)	(173,790)
Balance as at March 31, 2002	34,410,946	$158,709	$642,189	$(1,397,124)	$(596,226)

 SEE ACCOMPANYING NOTES

VECTORIA, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

The financial statements included herein have been prepared by VECTORIA INC (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001, audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 Prior Period Adjustment

The financial statements at December 31, 2001 have been restated to record additional accounts payable of $282,150 in respect to a business acquisition. The effect of this adjustment at December 31, 2001 is to increase the deficit by $282,150 and to increase accounts payable by $282,150.

Note 3 Non-cash Transaction

During the period ended March 31, 2002, the Company issued 236,946 shares to settle accounts payable of $188,100. This amount has been excluded from the cash flow statement.

Note 4 Subsequent Events

Subsequent to March 31, 2002, the Company:

i) filed an S-8 Registration Statement with the Securities and Exchange Commission to register an employees stock option and stock award plan. This plan grants employees and consultants the option to acquire up to 750,000 common shares of the Company for a period up to April 8, 2012 at a price to be determined by the Company;

ii) issued 852,327 common shares to settle accounts payable outstanding at March 31, 2002 of $455,118; and

iii) issued 183,500 shares valued at $94,050 to complete a business acquisition.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Organization and Operations

The Company was originally incorporated in the State of Nevada on August 24, 1998 as U.S. Vanadium, Inc., operating from that date as a natural resource company engaged in the acquisition, exploration, and development of certain resource properties in the State of Nevada. The Company changed its name to Vanadium International, Inc. on February 24, 1999 and explored possible high-tech industry ventures with several groups while continuing to explore the feasibility of exploiting vanadium deposits on its properties. On November 13, 2001, the Company acquired all of the issued and outstanding shares in the capital of Vectoria, Inc., a provider of Internet Protocol ("IP") telephony services incorporated in the State of Delaware on October 1st, 2001. The Company subsequently changed its name to Vectoria Inc. as of November 14, 2001, discontinued its former natural resource business in order to pursue and develop the IP telephony business of its newly acquired wholly owned subsidiary. Retail operations of our subsidiary were also discontinued as at December 31, 2001.

Plan of Operation

At present, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate revenue from its IP telephony services on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly operating expenses. The Company's expenses will continue to increase as it increases its marketing and sales efforts, and continues to operate and maintain its current IP telephony network. The Company will require approximately $2 million in additional financing to cover its anticipated overhead and operational needs for the upcoming twelve month period ending March 31 2003. The Company has identified a number of sources for this purpose, however, no funding commitment has been received as of the date of this Report. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

Revenues generated from its IP telephony services for the twelve month period ended March 31, 2003 are expected to reach $6.07 million and generating earnings before taxes of $0.7 million for the twelve month period ended March 31, 2003. These expected results do not include any additional costs and expenses associated with such financing measures, the amounts of which are presently unknown.

Results of Operations

Comparison of quarters ended March 31, 2002 and 2001

For the three month periods ended March 31, 2002 and March 31, 2001 the Company incurred losses of $173,790 and 15,679 respectively.

The Company's operations in 2002 are those of the IP telephony service business compared with the operations of an exploration stage company in 2001. In the first quarter of 2002 the deployment of the Canadian network was completed, tested and made operational with trial customers registering and testing the reliability of the network. These costs are included in the results of operations for the 3 month period ended March 31, 2002. Revenues are those of the ISP and network integration businesses, revenues from the IP telephony business will start in the second quarter of 2002, with the launch of the dial-up service for residential and SOHO (Small Office Home Office) market.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2002, the Company had negative working capital of $818,413 and Stockholders' Equity (deficiency) of $596,226 compared with negative working capital of $589,780 and Stockholders' Equity (deficiency) of $328,386 as of December 31, 2001. As at March 31, 2001 the Company had working capital of $60,448 and Stockholders' Equity of $160,448. The reduction to working capital and Stockholders' Equity at March 31, 2002, as compared to the figures reported for the fiscal year ended December 31, 2001 is primarily the result of losses from operations incurred during the quarter. Additionally accrued expenses included in current liabilities at March 31, 2002 increased by $400,475 as compared to figures reported as at December 31, 2001. Accounts payable reported at March 31, 2002 increased mainly due to the restatement of the financial statements at December 31, 2001 to record additional accounts payable of $282,150 related to a business acquisition, this had the effect to increase the deficit by the same amount. The substantial reduction to working capital and Stockholders' Equity for the comparative periods ended March 31, 2002 and 2001 is for the most part the result of the of Vectoria, inc an IP telephony business subsequent to the quarter ended March 31, 2001, which greatly increased the Company's current liabilities. Additionally, the operations of the Company were drastically changed from a development stage mining company to a technology company.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended March 31, 2002.

Liquidity

Liquidity and Capital Resources. Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, and general capital needs. Our capital needs have been met, in large part, from the proceeds of various credit facilities, including vendor capital leases and other equipment financings, creditors and loans obtained from our principal shareholder. We have no line of credit with a bank.

Net cash provided by operating activities was positive $46,480 for the three months period ended March 31, 2002 and negative $66,806 for three months period ended March 31, 2001. Cash provided from operating activities for the three months period ended March 31, 2002 resulted from net losses which were offset by increases in accounts payable, accrued liabilities and depreciation and amortization. There were no such offset for the three months period ended March 31, 2001

Equipment Leasing and Financing. We lease equipment from various vendors under lease agreements. Each of the equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased.

Sources of Working Capital

During the three month period ended March 31, 2002 and the Company's primary sources of working capital have come from advances increase in accounts payable and accounts receivable.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

The company will be holding an Annual General Meeting of Shareholders on August 5th 2002 at the Alexis Park Resort located at 375 East Harmon Avenue, in the city of Las Vegas, Nevada, 89019 at the hour of 2:00 o'clock in the afternoon. Shareholders of record as of the 5th day of July 2002 will be entitled to vote at the meeting. The corporation is not soliciting proxies in connection with this meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits and Index of Exhibits -- see Exhibit Index below

    Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTORIA INC

Date: May 22, 2002

By:/s/ Serge Doyon
Name: Serge Doyon
Title: President and Director.

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Registration Statement on Form 10-SB dated September 14, 1999
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Registration Statement on Form 10-SB dated September 14, 1999
3.3	Bylaws	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Registration Statement on Form 10-SB dated September 14, 1999
10.1	Purchase Agreement with Medan Management Corp.	Incorporated by reference to the Exhibits previously filed with Capital Reserve Corporation's Registration Statement on Form 10-SB dated September 14, 1999