Form 10QSB
period 2002-06-30
VECTORIA INC
filed 2002-08-19
CIK 1082706

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25715

VECTORIA, INC
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

Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

36,204,273 shares of common stock, $0.001 par value, as of June 30, 2002

Transitional Small Business Disclosure Format (check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

VECTORIA, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
June 30,2002 and December 31, 2001
(Stated in US Dollars)
(Unaudited)

	June 30, 2002	(Note 3) December 31, 2001

ASSETS
Current
Cash	$-	$389
Accounts receivable	63,867	118,987
Prepaid expenses	8,064	7,764
	71,931	127,140

Capital Assets	729,265	798,521

	$801,196	$925,661

LIABILITIES

Current
Bank indebtedness	$12,079	$-
Accounts payable	736,363	994,358
Due to a related party	-	3,313
Current portion of obligations under capital leases	325,970	325,970
	1,074,412	1,323,641

Obligations under capital leases	290,797	323,712
Loans payable	211,915	213,415
	1,577,124	1,860,768

STOCKHOLDERS' EQUITY ( DEFICIENCY)
Preferred stock, $0.01 par value, 20,000,000 shares authorized, none outstanding
Common stock, $0.01 par value, 80,000,000 shares authorized 36,204,273 shares outstanding	176,642	156,340
Paid-in capital	1,382,822	456,458
Deficit	(2,335,392)	(1,547,905)
Total Stockholders' Equity	(775,928)	(935,107)
Total Liabilities and Stockholders' Equity Commitment - Note 5	$801,196	$925,661

SEE ACCOMPANYING NOTES

VECTORIA, INC.
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
ACCUMULATED DURING THE EXPLORATION STAGE
For the three and six months ended June 30, 2002 and 2001,
(Stated in US Dollars)
(Unaudited)

	Three months		Six months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Sales	$34,987	$-	$115,714	$-
Operating expenses	212,347	-	256,635	-
Gross Profit ( loss)	(177,360)		(140,921)	-
Expenses
Administrative	378,045	14,814	528,298	30,493
Amortization of capital assets	58,292	-	118,268	-
	436,337	14,814	646,566	30,493
Net Loss for the period	(613,697)	(14,814)	(787,487)	(30,493)
Other items

Deficit beginning of period (Note 3)	(1,721,695)	(414,179)	(1,547,905)	(398,500)

Deficit end of period	$(2,335,392)	$(428,993)	$(2,335,392)	$(428,993)

Basic loss per share	$(0.02)	$-	$(0.02)	$-

Weighted average number
of shares outstanding	34,615,010	21,156,000	34,615,010	21,156,000

 SEE ACCOMPANYING NOTES

VECTORIA, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and six months ended June 30, 2002 and 2001
(Stated in US Dollars)
(Unaudited)
	Three months	Three months	Six months	Six months
	Ended June	Ended June	Ended June	Ended June
	30,2002	30,2001	30,2002	30,2001
Cash Flows from Operating Activities:
Net loss for the period	$(613,697)	$(14,814)	$(787,487)	$(30,493)
Add; adjustments to reconcile net loss to net cash used in operations:
Amortization of capital assets	58,292	40	118,268	40
Changes in non-cash working capital balances related to Operations:
Accounts payable	215,996	(2,096)	522,421	(8,410)
Accounts receivable	174,603	-	55,120	(45,000)
Due to related parties	-	134	(3,313)	321
Prepaid expenses	23,035	-	(300)	-
	(141,771)	(16,736)	(95,291)	(83,542)
Cash Flow from Financing Activities
Obligation under capital lease	14,607	-	14,607	-
Repayment of Capital Lease	(46,444)		(47,522)
Increase in loans payable	164,750	-	164,250	-
	132,913	-	131,835	-
Cash Flow used in Investing Activity
Acquisition of capital assets	(29,321)	(1,070)	(49,012)	(1,070)
Net increase (decrease) in cash during the period	(38,179)	(17,806)	(12,468)	(84,612)

Cash at beginning of period	26,100	26,017	389	92,823

Cash surplus (bank indebtedness), end of period	$(12,079)	$8,211	$(12,079)	$8,211

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$17,277	107	$22,004	221
Income Taxes	$-	-	$-	-

Non-cash Transaction - Note 4

SEE ACCOMPANYING NOTES

VECTORIA, INC.
INTERIM CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIENCY)
For the period December 31, 2000 to June 30 ,2002
(Stated in US Dollars)
(Unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Number	Par value	Capital	Deficit	Total
Balance, as at December 31, 2000	21,156,000	$26,160	$548,467	$(398,500)	$176,127
Pursuant to business acquisition	13,000,000	130,000	(100,829)	-	29,171
For services rendered	18,000	180	8820	-	9,000
Net loss for the nine months ended December 31, 2001	-	-	-	(1,149,405)	(1,149,405)
Balance as at December 31, 2001	34,174,000	156,340	456,458	(1,547,905)	(935,107)

Pursuant to business acquisition	420,446	4,204	277,944	-	282,148
To settle loans payable	332,500	3,325	162,925	-	166,250
To settle accounts payable	1,277,327	12,773	485,495	-	498,268

Net loss for the six months ended June 30,2002	-	-	-	(787,487)	(787,487)

Balance as at June 30, 2002	36,204,273	$176,642	$1,382,822	$(2,335,392)	$(775,928)

 SEE ACCOMPANYING NOTES

VECTORIA, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim three and six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim consolidated periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2001 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2001 annual financial statements.

Note 2 Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2002 the Company has a working capital deficiency of $1,002,481, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $2,335,392 since its commencement. Its abiltiy to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising form normal business operations when they come due.

Note 3 Prior Period Adjustment

The financial statements at December 31, 2001 have been restated to record additional accounts payable of $606,721 in respect to a business acquisition and expenses not previously recorded. The effect of this adjustment at December 31, 2001 is to increase the deficit by $606,721 and to increase accounts payable by $606,721.

Note 4 Non-cash Transaction

During the period ended June 30, 2002, the Company issued 2,030,273 shares to settle accounts payable of $780,416 and loans payable of $166,250. These amounts have been excluded from the cash flow statement.

Note 5 Commitment

At June 30, 2002, the Company has 166,250 common share purchase warrants outstanding. Each warrant and $0.75 will entitle the holder to purchase one common share of the Company up to December 19, 2003

Note 6 Subsequent Events

Subsequent to June 30, 2002, the Company:

i) issued 884,000 shares valued at $88,400 to settle accounts payable.

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

Organization and Operations

The Company was originally incorporated in the State of Nevada on August 24, 1998 as U.S. Vanadium , Inc., operating from that date as a natural resource company engaged in the acquisition, exploration, and development of certain resource properties in the State of Nevada. The Company changed its name to Vanadium International, Inc. on February 24, 1999 and explored possible high-tech industry ventures with several groups while continuing to explore the feasibility of exploiting vanadium deposits on its properties. On November 13, 2001, the Company acquired all of the issued and outstanding shares in the capital of Vectoria, Inc., a provider of Internet Protocol ("IP") telephony services incorporated in the State of Delaware on October 1st, 2001.

The Company subsequently changed its name to Vectoria Inc. as of November 14, 2001, discontinued its former natural resource business in order to pursue and develop the IP telephony business of its newly acquired wholly owned subsidiary. The Company has discontinued retail operations of its subsidiary as at December 31, 2001.

The Company launched its residential solutions commercially at the end of June 2002. The marketing infrastructure is developed around independent agents promoting the residential and SOHO (Small Office Home Office) services on a commission basis.

Plan of Operation

At present, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate revenue from its IP telephony services on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly operating expenses. The Company's expenses will continue to increase as it increases its marketing and sales efforts, and continues to operate and maintain its current IP telephony network. The Company will require approximately $2 million in additional financing to expand the existing network and cover its anticipated overhead and operational needs for the upcoming twelve month period ending June 30, 2003. The Company has identified a number of sources for this purpose, however, no funding commitment has been received as of the date of this Report. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

Revenues generated from its IP telephony services for the twelve month period ended June 30, 2003 are expected to reach $6.86 million and generate earnings before taxes of $0.9 million for the twelve month period ended June 30, 2003. These expected results do not include any additional costs and expenses associated with such financing measures, the amounts of which are presently unknown.

Results of Operations

Comparison of quarters ended June 30, 2002 and 2001

For the three month periods ended June 30, 2002 and June 30, 2001 the Company incurred losses of $613,697 and 14,814 respectively.

The Company's operations in 2002 are those of the IP telephony service business compared with the operations of an exploration stage company in 2001. In the second quarter of 2002 the deployment of the Canadian network was completed, tested and made operational for commercial deployment within the residential segment of the market. These costs are included in the results of operations for the six month period ended June 30, 2002. Revenues are mainly those of the ISP and network integration businesses, as revenues from the IP telephony business are still very low.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2002, the Company had negative working capital of $1,002,481 and negative Stockholders' Equity of $775,928 compared with negative working capital of $1,196,501 and negative Stockholders' Equity of $935,107 as of December 31, 2001. As at June 30, 2001 the Company had working capital of $44,604 and Stockholders' Equity of $ 145,634. The improvement to working capital and Stockholders' Equity at June 30, 2002, as compared to the figures reported for the fiscal year ended December 31, 2001 is primarily the result of the settlement of loans payable and accounts payable by the issuance of common shares for an amount of $664,518. Additionally accrued expenses included in current liabilities at June 30, 2002 decreased by $257,995 as compared to figures reported as at December 31, 2001. The substantial reduction to working capital and Stockholders' Equity for the comparative periods ended June 30, 2002 and 2001 is for the most part the result of the acquisition of Vectoria, Inc. subsequent to the quarter ended June 30, 2001, which greatly increased the Company's current liabilities. Additionally, the operations of the Company were drastically changed from a development stage mining company to a technology company.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended June 30, 2002.

Liquidity

Liquidity and Capital Resources. Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, and general capital needs. Our capital needs have been met, in large part, from the proceeds of various credit facilities, including vendor capital leases and other equipment financings, creditors and loans obtained from shareholders. We have no line of credit with a bank.

Net cash provided by operating activities was negative $141,771 for the three month period ended June 30, 2002 and negative $16,736 for three month period ended June 30, 2001. Negative cash provided from operating activities for the three month period ended June 30, 2002and June 30, 2001 resulted mainly from net losses.

Equipment Leasing and Financing. We lease equipment from various vendors under lease agreements. Each of the equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased.

Sources of Working Capital

During the three month period ended June 30, 2002, the Company's primary sources of working capital have come from the settlement of liabilities by the issuance of common stock and an increase in Loans payable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

On April 24, 2002, the Company issued 34,250 shares of its common stock to E-Cti Inc. These shares were issued as settlement of outstanding loans owed by the Company to E-Cti Inc. in the amount of $18,810. On that same date, the Company issued 254,080 shares to X-Cel 4 Inc. as settlement of outstanding loans payable to X-Cel 4 Inc. in the amount of $125,400. On May 1, 2002, the Company issued 183,500 shares of its common stock to Micheline Soucy. These shares were issued as settlement of outstanding loans owed by the Company in the amount of $94,050. Each of these offerings was conducted pursuant to Rule 4(2) of the Securities Act of 1933 as a non-public offering due to the fact that there was only one subscriber contemplated for the shares made available under this offering.

On June 19, 2002, the Company issued 332,500 shares of its common stock to Dasha Capital, Inc. These shares were issued as settlement of outstanding loans owed by the Company to Dasha Capital in the amount of $166,250. This offering was conducted pursuant to Rule 4(2) of the Securities Act of 1933 as a non-public offering due to the fact that there was only one subscriber contemplated for the shares made available under this offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

The Company intends to hold an Annual Meeting of Shareholders before September 30, 2002. The record date and the location have not yet been determined. The Company will file a Current Report on Form 8-K when the meeting date, record date and location have been set. The Company will not solicit proxies in connection with this meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits and Index of Exhibits - see Exhibit Index below

    Reports on Form 8-K:

On May 1, 2002, the Company filed a Current Report on Form 8-K with the SEC dated April 26, 2002. This Form 8-K reported under Item 5 that the Company had not been able to file its Form 10-KSB for the fiscal year ended December 31, 2001 due uncontrollable circumstances.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTORIA INC

Date: August 19, 2002

By:/s/ Serge Doyon
Name: Serge Doyon
Title: President and Director.

EXHIBIT INDEX

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
2.1	Share Exchange Agreement dated as of October 2, 2001 between the Registrant and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
2.2	Share Exchange Agreement dated as of October 2, 2001 between Medan Management Corp. and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
3(i).2	Certificate of Amendment of the Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).3	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).1	Amendment No. 1 to the Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.1	Employment Agreement with Kenneth Liebscher	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
99.1	Certification of the Company's CEO and CFO pursuant to 18 U.S.C. 1350 adopted pursuant to Section 960 of the Sabarnes-Oxley Act of 2002	Filed herewith.