Form 10QSB
period 2002-09-30
VECTORIA INC
filed 2002-11-19
CIK 1082706

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 88-0402908

VECTORIA, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	88-0402908
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Place du Commerce,

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

37,088,273 shares of common stock, $0.001 par value, as of November 15, 2002

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
Page

Interim Consolidated Financial Statements

Interim Consolidated Balance Sheet	3

Interim Consolidated Statements of Loss and Deficit	4

Interim Consolidated Statements of Cash Flows	5

Interim Consolidated Statements of Stockholder's Equity (deficiency)	6

Notes to Interim Consolidated Financial Statements	7 - 8

VECTORIA, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(Stated in US Dollars)
(Unaudited)

	September 30, 2002	(Note 2) December 31, 2001

ASSETS
Current
Cash	$-	$389
Accounts receivable	30,059	118,987
Prepaid expenses	8,245	7,764
	38,304	127,140

Capital Assets	675,435	798,521

	$713,739	$925,661

LIABILITIES

Current
Bank Indebtedness	$71,069	$-
Accounts payable	713,680	994,358
Current portion of obligations under capital leases	325,970	325,970
	1,110,719	1,323,641

Obligations under capital leases	266,461	323,712
Loans payable	211,915	213,415
	1,589,095	1,860,768

STOCKHOLDERS' EQUITY ( DEFICIENCY)
Preferred stock, $0.01 par value, 20,000,000 shares authorized, none outstanding
Common stock, $0.01 par value, 80,000,000 shares authorized 37,088,273 shares outstanding	185,482	156,340
Paid-in capital	1,462,382	456,458
Deficit	(2,523,220)	(1,547,905)
Total Stockholders' Equity	(875,356)	(935,107)
Total Liabilities and Stockholders' Equity	$713,739	$925,661

Commitments - Note 5

SEE ACCOMPANYING NOTES

VECTORIA, INC.
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
For the three and nine months ended September 30, 2002 and 2001
(Stated in US Dollars)
(Unaudited)
	Three months ended September 30,			Nine months ended September 30,
	2002		2001	2002	2001

Sales	$101,509		$-	$217,223		$-
Operating expenses	116,533		-	373,188		-

Gross Profit ( loss)	(15,044)		-	(155,965)		-

Expenses
Administrative	118,954		13,489	647,252		44,217
Amortization of capital assets	53,830		-	172,098		-
	172,784		13,489	819,350		44,217

Net Loss for the period	(187,828)		(13,489)	(975,315)		(44,217)

Deficit beginning of period- Note 3	(2,335,392)		(429,717)	(1,547,905)		(398,500)

Deficit end of period	$(2,523,220)		$(442,717)	$(2,523,220)		$(442,717)

Basic loss per share	$(0.01)	$	(-)	$(0.03)	$	(-)
Weighted average number of shares outstanding	35,159,186		21,156,000	35,159,186		21,156,000

SEE ACCOMPANYING NOTES

VECTORIA, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and nine months ended September 30, 2002 and 2001
(Stated in US Dollars)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Cash Flows from Operating Activities:
Net loss for the period	$(187,828)	$(13,724)	$(975,315)	$(44,217)
Add: adjustments to reconcile net loss to net cash used in operations:
Amortization of capital assets	53,830	-	172,098	40
Changes in non-cash working capital balances related to operations:
Accounts payable	65,717	2,271	588,138	(6,139)
Accounts receivable	33,808	6,600	88,928	(38,400)
Due to related parties	-	200	(3,313)	521
Prepaid expenses	(181)	-	(481)	-
	(34,654)	(4,653)	(129,945)	(88,195)

Cash Flow from Financing Activities
Obligation under capital lease	-	-	14,607	-
Repayment of capital lease	(24,336)	-	(71,858)	-
Increase in loans payable	-	-	164,750	-
	(24,336)	-	131,835	-

Cash Flow used in Investing Activities
Acquisition of capital assets	-	-	(49,012)	(1,070)
Deferred exploration expenditures	-	(3,600)	-	(3'600)
	-	(3,600)	(49,012)	(4,640)

Decrease in cash during the period	(58,990)	(8,253)	(71,458)	(92,865)

Cash at beginning of period	(12,079)	8,211	389	92,823
Bank indebtedness end of period	$(71,069)	$(42)	$(71,069)	$(42)
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$21,503	$32	$43,507	$253
Income taxes	$-	$-	$-	$-
Non-cash Transaction - Note 3

SEE ACCOMPANYING NOTES

VECTORIA, INC.
INTERIM CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIENCY)
For the period December 31, 2000 to September 30, 2002
(Stated in US Dollars)
(Unaudited)
	Common Stock		Additional Paid-in	Accumulated
	Number	Par value	Capital	Deficit	Total
Balance, as at December 31, 2000	21,156,000	$26,160	$548,467	$(398,500)	$176,127

Pursuant to business acquisition	13,000,000	130,000	(100,829)	-	29,171
For services rendered	18,000	180	8,820	-	9,000
Net loss for the twelve months ended December 31, 2001	-	-	-	(1,149,405)	(1,149,405)
Balance as at December 31, 2001	34,174,000	156,340	456,458	(1,547,905)	(935,107)

Pursuant to business acquisition	420,446	4,204	277,944	-	282,148
To settle loans payable	332,500	3,325	162,925	-	166,250
To settle accounts payable	2,161,327	21,613	565,055	-	586,668
Net loss for the nine month period ended September 30, 2002	-	-	-	(975,315)	(975,315)

Balance as at September 30, 2002	37,088,273	$185,482	$1,462,382	$(2,523,220)	$(875,356)

SEE ACCOMPANYING NOTES

VECTORIA, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim three and nine months financial Statements of Vectoria, Inc. ("the"Company") is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim consolidated periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2001 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2001 annual financial statements.

Note 2 Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2002, the Company has a working capital deficiency of $1,072,415, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $2,523,220 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3 Prior Period Adjustment

The financial statements at December 31, 2001 have been restated to record additional accounts payable of $606,721 in respect to a business acquisition and expenses not previously recorded. The effect of this adjustment at December 31, 2001 is to increase the deficit by $606,721 and to increase accounts payable by $606,721.

Note 4 Non-cash Transaction

During the period ended September 30, 2002, the Company issued 2,914,273 shares to settle accounts payable of $868,816 and loans payable of $166,250. These amounts have been excluded from the cash flow statement.

Note 5 Commitments

At September 30, 2002, the Company has 166,250 common share purchase warrants outstanding. Each warrant and $0.75 will entitle the holder thereof to purchase one common share of the Company up to December 19, 2003.

VECTORIA, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Stated in US Dollars)
(Unaudited)

Note 6 Subsequent event

On October 1, 2002 a subsidiary of the Company sold capital assets for CAN$ 120,000. The Company has received CAN$ 75,000 cash and will received CAN$ 15,000 on each of November 15 and December 15, 2002. The balance of CAN$ 15,000 is due on January 15, 2003 and is subject to adjustment if the assets sold do not generate gross revenues of CAN$ 40,500 for the three months following the date of sale. The adjustment will be on a dollar for dollar basis for any possible shortfall from the CAN$ 40,500 of gross revenues.

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

All dollar amounts used herein are in US dollars unless otherwise noted.

Organization and Operations

The Company was originally incorporated in the State of Nevada on August 24, 1998 as U.S. Vanadium, Inc., operating from that date as a natural resource company engaged in the acquisition, exploration, and development of certain resource properties in the State of Nevada. The Company changed its name to Vanadium International, Inc. on February 24, 1999 and explored possible high-tech industry ventures with several groups while continuing to explore the feasibility of exploiting vanadium deposits on its properties. On November 13, 2001, the Company acquired all of the issued and outstanding shares in the capital of Vectoria, Inc., a provider of Internet Protocol ("IP") telephony services incorporated in the State of Delaware on October 1st  2001.

The Company subsequently changed its name to Vectoria Inc. as of November 14, 2001, discontinued its former natural resource business in order to pursue and develop the IP telephony business of its newly acquired wholly owned subsidiary. Retail operations of our subsidiary were also discontinued as at December 31, 2001.

Plan of Operation

At present, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate some revenue from its IP telephony services on a monthly basis, these proceeds are not sufficient to meet the Company's current monthly operating expenses. The Company's expenses will continue to increase as it increases its marketing and sales efforts, and continues to operate and maintain its current IP telephony network. The Company will require approximately $2 million in additional financing to cover its anticipated overhead and operational needs for the upcoming twelve month period ending September 30, 2003. The Company has identified a number of sources for this purpose, however, no funding commitment has been received as of the date of this Report. There is no assurance that such financing will be available on commercially reasonable terms, if at all.

As of September 30, 2002 the Company's wholly-owned subsidiary is in default of payments of approximately $1,000,000. These amounts are due to suppliers, creditors and Canadian tax authorities. The subsidiary is not in a position to repay any of theses amounts, nor to keep its payments currents. Thus the survival of the subsidiary could be threatened if one or more supplier, or any of the tax authorities for that instance, make request for repayment of theses amounts, or even the current amounts, to levels that the subsidiary is not able to generate through its revenues or from outside funding, either from lenders or investors.

Results of Operations

Comparison of quarters ended September 30, 2002 and 2001

For the three month period ended September 30, 2002 and September 30, 2001 the Company incurred losses of $187,828 and $13,489 respectively.

The Company's operations in 2002 are those of the IP telephony service business compared with the operations of an exploration stage company in 2001. In the third quarter of 2002 the commercialization of the IP telephony service commenced but was slowed down due to the lack of funds. However, the operating costs included in the results of operations for the 3-month period ended September 30, 2002 are those of a complete network being underutilized. Revenues are mainly those of the ISP and the IP telephony business during the quarter ended September 30, 2002.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2002, the Company had negative working capital of $1,072,415 and Stockholders' Equity (deficiency) of $875,356 compared with negative working capital of $1,196,501 and Stockholders' Equity (deficiency) of $935,107 as of December 31, 2001. As at September 30, 2001 the Company had working capital of $26,098 and Stockholders' Equity of $27,098. The slight improvement to working capital and Stockholders' Equity at September 30, 2002, as compared to the figures reported for the fiscal year ended December 31, 2001 is primarily the result of a decrease in accounts payable by $280,678 as compared to figures reported as at December 31, 2001, mainly from the issuance of shares as payment during the nine months period ended September 30, 2002. The substantial reduction to working capital and Stockholders' Equity for the comparative periods ended September 30, 2002 and 2001 is for the most part the result of Vectoria, Inc. being an IP telephony business compared with that of a development stage mining company.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the nine months period ended September 30, 2002.

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

Net cash provided by operating activities was negative $34,654 for the three months period ended September 30, 2002 and negative $4,653 for three months period ended September 30, 2001. Net cash provided by operating activities was negative $129,945 for the nine months period ended September 30, 2002 and negative $88,195 for nine months period ended September 30, 2001. Cash used in operating activities for the three months period ended September 30, 2002 resulted mainly from net losses for the period which were partially offset by increases in accounts payable, accrued liabilities and depreciation and amortization. There were no such offset for the three months period ended September 30, 2001

Equipment Leasing and Financing. We lease equipment from various vendors under lease agreements. Each of the equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased.

Sources of Working Capital

During the three month period ended September 30, 2002 and the Company's primary sources of working capital have come from increases in accounts payable and decreases in accounts receivable.

Report of Management's Responsibility

The Company's sole executive officer, Mr. Serge Doyon, who serves as the Company's principal executive officer and principal accounting officer, has implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Doyon. Mr. Doyon has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, Mr. Doyon has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

The Company owed an ongoing obligation to Services De Secretarial Executifes M&M Inc. due to the purchase of SmartNet.ca Inc., which it could not repay within certain agreed to time periods. On July 25, 2002, the Company settled the outstanding amount of $88,400 by issuing 884,000 restricted shares to the designees of Services De Secretarial, which is solely owned by Micheline Soucy, the wife of the Company's President, Serge Doyon. The Company issued 566,500 to Ms. Soucy and 317,000 shares to Telicom Incorporated of which Mr. Doyon is an indirect beneficial owner. The issuance of these shares was made pursuant to Section 4(2) of the Securities Act of 1933 as a private offering. No commissions or discounts were paid in connection with this sale.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On October 1, 20002, the Company sold certain assets of its subsidiary, SmartNet.ca Inc., consisting of computer and communication equipment, software and customer base to a third party for $120,000 CDN (or $75,636 USD). The assets were sold to generate cash for the Company and to focus its resources on its IP operations. The Company received $75,000 CDN of the purchase price at the time of the sale and will receive payments of $15,000 CDN on November 15, 2002 and December 15, 2002. The final payment of $15,000 CDN is due on January 15, 2003 but is subject to adjustment if the assets sold do not generate gross revenues of $40,500 CDN for the three months following the date of sale.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits and Index of Exhibits - see Exhibit Index below

    Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTORIA INC

Date: November 15, 2002

By:/s/ Serge Doyon

Name: Serge Doyon

Title: President and Director.

SECTION 302 CERTIFICATIONS

I, Serge Doyon, certify that:

1. I have reviewed this quarterly report of Vectoria, Inc. (the "Registrant")

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. As the Registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

- designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me by others within the Registrant, particularly during the period in which the quarterly report is being prepared;

- evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

- Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

By:/s/ Serge Doyon
Name: Serge Doyon
Title: President and Director

___________________________

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Vectoria, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Serge Doyon, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November , 2002

By:/s/ Serge Doyon
Name: Serge Doyon
Title: President and Director

EXHIBITS AND REPORTS ON FORM 8-K

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