Form 10KSB
period 2002-12-31
VECTORIA INC
filed 2003-05-22
CIK 1082706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000- 25715

Vectoria Inc.
(Name of Small Business Issuer in its charter)
NEVADA

88-0402908

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

(I.R.S. EMPLOYER IDENTIFICATION NO.)

2160 Rue de la Montagne
Montreal,  Quebec, Canada

H3G 2T3

(ADDRESS OF PRINCIPAL EXECUTIVE  OFFICES)

(ZIP CODE)

ISSUER'S TELEPHONE NUMBER: (514) 845-0084

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

[X] Yes [_] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for fiscal year ended December 31, 2002: $264,032

As of May 20, 2003, there were 38,438,273 shares of the registrant's common stock outstanding.

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

Vectoria operated its businesses through a series of subsidiaries. A Delaware corporation with the same name that operated as a holding company and owns Vectoria Corp., which is also a holding company, which owns 2 subsidiaries: Vectoria Mobilite, which is inactive, and Vectoria Telecommunication. Vectoria Telecommunication has one wholly-owned subsidiary and three divisions. The wholly-owned subsidiary is Vectoria.biz Inc. and the three divisions are: Vectoria Telephonie IP, SmartNet and Communications Prolan.

Vectoria Telephonie IP was responsible for the IP service exploitation and sales to commercial clients. SmartNet was a local ISP provider in Montreal, Canada. Communications Prolan was the technical arm for IP service as well as a computer integration/security unit. Vectoria.biz Inc. was to be responsible for the retail distribution of IP service.

During the year ended December 31, 2002, management of the Company abandoned this business to look for new ventures. At December 31, 2002, the internet access services business had been sold and all of the subsidiaries of the Company were either discontinued or are presently inactive.

Our principal executive offices are located at 2160 Rue de la Montagne, Montreal, Quebec, and our telephone number is (514) 845-0084.   As used in this Annual Report, the terms "we," "Vectoria" and the "Company" refer to Vectoria Inc. and its subsidiaries.

Business of the Company

The Company presently has no business and is seeking a suitable acquisition. The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. The Directors of the Company will be responsible for the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The officers of the Company will rely primarily upon their own efforts in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Patents

The Company owns no patents and no Internet domain names.

Employees

The Company had no employees as of January 31, 2003.

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

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

We have not been profitable and expect future losses.

The Company has a working capital deficiency of $1,669,699 as at December 31, 2002, and has accumulated losses of $2,889,774 since incorporation. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operation when they become due. We expect to continue to incur operating losses and negative cash flows as we seek a suitable acquisition or merger candidate. There can be no guarantee that we will be successful in raising any funds to continue operations or that we will find a suitable acquisition for the Company.

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

ITEM 2 DESCRIPTION OF PROPERTY

Our principal office at 2160 Rue de la Montagne, Montreal, Quebec  is provided by a director of the Company.

Item 3 Legal Proceedings

During the year ended December 31, 2002, a claim was filed against the Company by a creditor for $43,738.

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

The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors. We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deem relevant. In addition, our credit agreement restricts our ability to declare and pay dividends without the consent of our lenders.

As of May 16, 2003, there were 69 holders of record of our common stock and, as of that date, we estimate that there were approximately 179 beneficial owners of the Common Stock.

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

OVERVIEW

The Company presently has no business operations and is seeking an acquisition or a merger candidate.

On November 13, 2001, Filton International Ltd. ("Filton") acquired control of the Company through transactions completed with the company and with Medan Management Corp. ("Medan"), the Company's then controlling shareholder. Pursuant to a share exchange agreement dated as of October 2, 2001 between the Company and Filton, the Company acquired all of the outstanding shares of Vectoria, Inc., a provider Internet (IP) telephony services, in consideration of the issue of 13,000,000 shares of its common stock to Filton at a deemed value of U.S.$0.90. Pursuant to a share transfer agreement also dated as of November 13, 2001 between Medan and Filton, Filton concurrently acquired 11,100,000 common shares of the Company from Medan. As a result of the completion of these transactions, Filton acquired beneficial ownership of a total of 24,100,000 common shares representing 70.6% of the Company's then 34,156,000 issued and outstanding common shares. The acquisition of Vectoria, Inc. by the Company was accordingly accounted using the purchase method of accounting, and includes the results for the year ending December 31, 2002 for the Company and also include the operating results of its subsidiaries from the date of acquisition to December 31, 2002.

The Company changed its name to Vectoria Inc. as of November 14, 2001, discontinued its former natural resource business in order to pursue and develop the IP telephony business of its newly acquired wholly owned subsidiary. Accordingly, retail electronics store and consumer credit operations of our subsidiary were also discontinued and sold to a third party as of December 31, 2001.  On December 31, 2002, the Company discontinued operations.   The Company is now seeking a business acquisition or a merger candidate.

Results of Operations for the Year Ended December 31, 2002

Revenue. The Company's revenue of $264,032 for the year ended December 31 2002, compared to $** in the preceding year is attributable to the company's ISP and computer integration businessesdiscontinued retail electronics store and consumer credit operations.

Operating expensesCost of Goods Sold. Operating expensesCost of goods sold for 2002 are comprised primarily of High speed Internet access IP back-bone network leasing expenses and other expenses associated with telecommunications., as well as the cost of inventory sold trough our discontinued retail electronics store operations. Cost of goods sold Operating expenses were $559,120** million in 2002 and $91,141 in 2001 as compared to $** million in 2000. The increase was principally driven by cost relating to the deployment of the Vectoria network.

Selling and Marketing Expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm and industry analysts. Selling and marketing expenses increased were by $** million to $** million in 2001 from $** million in 2000. This increase is primarily attributed to an increase in the number of personnel in the selling and marketing departments which increased to ** at the end of 2001 compared to ** at the end of 2000. As a percentage of total revenue, selling and marketing expenses increased towere **% in 2001 from **% in 2000. We anticipate that selling and marketing expenses will increase in the future as we expand our sales force, hire additional marketing personnel and increase expenditures for selling, promotional and marketing activities.

General and Administration Expenses. General and Aadministrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General Aand administrative expenses increased wereby $838,233 to $** million in 2000 2002. compared to $304,928 in 2001from $** million in 2000. General and administrative expenses increased primarily due to: an increase in the number of employees in these functions to ** people at the end of 2001 from ** people at the end of 2000, an increase in consulting and professional fees for legal and information technology services and growth in our allowance for doubtful accounts.

As a percentage of total revenue, general and administrative expenses increased towere **% in 2001 from **% in 2000. Depreciation and Amortization Expenses. Depreciation and Aamortization expenses increased bywere $228,898 in 2002 compared to $14,490** million to $** million in 2001, recorded mainly against from $** million in 2000. This increase resulted from additional certain capital assets.purchases of capital equipment and software that were needed to support our expanding network. As a percentage of total revenue, depreciation and amortization expense increased towere **% in 2001 from **% in 2000. We expect depreciation and amortization expenses to increase decrease as computer equipment under capital leases will be in use for the operations of the IP telephony services. a percentage of sales as we ramp revenues and utilization of the Vectoria network.

Interest Expenses. Interest expense is primarily comprised of interest paid on various credit facilities and capital lease agreements established to finance the hardware and software components of our network. Interest income is primarily composed of income earned on our cash and cash equivalents. Interest expense increased towere $** million in 2001 from $** in 2000. This increase was attributable to interest paid on various credit facilities and on capital equipment financing.

Liquidity and Capital Resources. Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, and general capital needs. Our capital needs have been met, in large part, from the proceeds of various issuance of capital stock, various credit facilities, including vendor capital leases and other equipment financings, and loans obtained from our principal shareholder. We have also established a line of credit with a bank.

Net cash provided by financing activities was $17,235 for the year ended December 31, 2002 compared to $649,682 for the year ended December 31, 2001 and $** million for the year ended December 31, 2000. Net cash used in operating activities was $26,763 for the year ended December 31, 2002 compared to $7,122 for the year ended December 31, 2001 and $** million for the year ended December 31, 2000. Cash used in operating activities for all periods resulted from net losses which were partially offset by increases in accounts payable, accrued liabilities and depreciation and amortization.

Net cash provided by investing activities was $22,293 for the year ended December 31, 2002 compared to $734,994** million for the year ended December 31, 2001 and $** million for the year ended December 31, 2000. Cash provided by investing activities was primarily related to the sale of a subsidiary.

Equipment Leasing and Financing. The Company has defaulted on all of its lease obligations. Certain of the lessors have effected on their collateral under the leases. These Lessors may take legal action against the Company in the future to recover any losses they may suffer as a result of the default of obligations by the Company.

entered into a loan and security agreement (the Agreement) with a bank which provides for a revolving line of credit (the Revolver). The Revolver, which allowed the Company to borrow up to $**, was renewed for one year in ** 2001 with a maximum borrowing amount of $**. Borrowings under the Revolver, collateralized by substantially all assets of the Company, are payable at maturity and bear interest at the bank's prime rate (**% at December 31, 2001) plus 1% per annum. The Agreement requires the Company to maintain certain financial covenants including a minimum quick ratio, tangible net worth and liquidity, as defined. The Agreement also prohibits the payment of dividends. At December 31, 2001, the Company had borrowed $** under the Revolver.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VECTORIA INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

(Stated in US Dollars)

Terry Amisano Ltd. Amisano Hanson

Kevin Hanson, CA Chartered Accountants

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

Vectoria Inc.

We have audited the accompanying consolidated balance sheets of Vectoria Inc. as of December 31, 2002 and 2001 and the related consolidated statements of loss, deficit, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vectoria Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"AMISANO HANSON"
May 12, 2003	Chartered Accountants

VECTORIA INC.

CONSOLDIATED BALANCE SHEETS

December 31, 2002 and 2001

(Stated in US Dollars)

		(Note 3)
ASSETS	2002	2001
Current
Cash	$ 13,181	$ 389
Accounts receivable	8,400	118,987
Prepaid expenses	-	7,764
	-----	-----
	21,581	127,140
Capital assets - Note 5	567,680	798,521
	-----	-----
	$ 589,261	$ 925,661
	-----	-----
LIABILITIES
Current
Accounts payable - Note 9	$ 1,084,154	$ 994,358
Due to related parties - Note 9	81,900	3,313
Current portion of obligations under capital leases - Note 6	464,250	325,970
Loans payable - Note 7	60,976	213,415
	-----	-----
	1,691,280	1,537,056
Obligations under capital leases - Note 6	202,667	323,712
	-----	-----
	1,893,947	1,860,768
	-----	-----
STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.01 par value
20,000,000 shares authorized, none outstanding
Common stock, $0.01 par value - Note 8
80,000,000 shares authorized
36,962,721 shares outstanding	184,227	156,340
Paid-in capital	1,400,861	456,458
Deficit	(2,889,774)	(1,547,905)

	(1,304,686)	(935,107)

	$ 589,261	$ 925,661

Nature and Continuance of Operations - Note 1

Commitments - Notes 6 and 8

Subsequent Event - Note 16

VECTORIA INC.

CONSOLIDATED STATEMENTS OF LOSS

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars)

		(Note 3)
	2002	2001	2000

Sales	$ 264,032	$ 87,765	$ -
Operating expenses	559,120	91,141	-

Gross loss	(295,088)	(3,376)	-

Expenses
Administrative expenses - Note 9	838,233	304,928	108,789
Amortization of capital assets	228,898	14,490	-

	1,067,131	319,418	108,789

Loss before other items	(1,362,219)	(322,794)	(108,789)

Other items:
Exploration and development costs - Note 9	-	(12,600)	(3,806)
Miscellaneous income	-	23,269	1,616
Non-cash compensation - Note 8	-	-	(45,127)
Write-off of investments	-	(282,148)	-
Write-off of advances receivable	-	(40,000)	(110,000)
Write-off of goodwill	-	(741,996)	-
Write-off of mineral property	-	(100,000)	-
Write-off of capital assets	(2,330)	-	-
Gain on sale of subsidiary	22,680	-	-

	20,350	(1,153,475)	(157,317)

Loss from continuing operations	(1,341,869)	(1,476,269)	(266,106)
Income from discontinued operations - Note 13	-	326,864	-

Net loss for the year	$(1,341,869)	$(1,149,405)	$(266,106)

Basic earnings (loss) per share - from continuing operations	$(0.04)	$(0.06)	$(0.01)

- from discontinued operations	$ -	$ 0.01	$ -

- total	$(0.04)	$(0.05)	$(0.01)

Weighted average number of shares outstanding	35,809,812	22,883,589	20,946,781

VECTORIA INC.

CONSOLIDATED STATEMENTS OF DEFICIT

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars)

(Note 3)
	2002	2001	2000

Balance, beginning of year, as previously reported	$ (941,184)	$ (398,500)	$ (132,394)

Adjustment relating to unrecorded expenses of subsidiary company - Note 3	(606,721)	-	-

Balance, beginning of year, as restated	(1,547,905)	(398,500)	(132,394)

Net loss for the year	(1,341,869)	(1,149,405)	(266,106)

Balance, end of year	$ (2,889,774)	$ (1,547,905)	$ (398,500)

VECTORIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars)

		(Note 3)
	2002	2001	2000
Cash Flows used in Operating Activities
Net loss for the year from continuing operations	$ (1,341,869)	$ (1,476,269)	$ (266,106)
Adjustments to reconcile net loss to net cash used in operations:
Amortization - capital assets	228,898	14,490	-
Write-off - capital assets	2,330	1,070	-
- investments	-	282,148	-
- advances receivable	-	40,000	-
- mineral property	-	100,000	-
- goodwill	-	741,996	-
Gain on sale of subsidiary	(22,680)	-	-
Common stock issued in consideration for exploration and development costs	-	9,000	-
Non-cash compensation charge	-	-	45,127
Changes in non-cash working capital balances related to operations:
Accounts receivable	110,587	(70,773)	(10,000)
Prepaid expense	7,764	(7,137)	-
Inventory	-	5,075	-
Accounts payable	895,836	138,640	(15,493)
Due to related parties	78,587	1,223	(40,795)
Loans payable	13,811	213,415	-

	(26,736)	(7,122)	(287,267)

Cash Flow from Financing Activities
Issue of common stock for cash	-	-	380,000
Increase in obligations under capital leases	17,235	649,682	-

	17,235	649,682	380,000

Cash Flow used in Investing Activities
Acquisition of capital assets	(43,857)	(644,278)	-
Increase in advances receivable	-	(40,000)	-
Cash deficiency of subsidiary acquired	-	(50,716)	-
Proceeds on sale of subsidiary	66,150	-	-

	22,293	(734,994)	-

VECTORIA INC. Continued

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars)

		(Note 3)
	2002	2001	2000
Net increase (decrease) in cash during the year	12,792	(92,434)	92,733

Decrease in cash from discontinued operations during the year - Note 13	-	-	-

Increase (decrease) in cash during the year	12,792	(92,434)	92,733

Cash, beginning of the year	389	92,823	90

Cash, end of the year	$ 13,181	$ 389	$ 92,823

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transactions - Note 14

VECTORIA INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars)

	Common		Additional
	Stock		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total
Balance, as at December 31, 1999	20,901,000	$ 23,610	$ 125,890	$ (132,394)	$ 17,106
Shares issued for cash pursuant to a subscription agreement - at $1.25	80,000	800	99,200	-	100,000
Shares issued for cash pursuant to a subscription agreement - at $1.60	175,000	1,750	278,250	-	280,000
Non-cash compensation charge	-	-	45,127	-	45,127
Net loss for the year	-	-	-	(266,106)	(266,106)

Balance, as at December 31, 2000	21,156,000	26,160	548,467	(398,500)	176,127
Pursuant to business acquisition	13,000,000	130,000	(100,829)	-	29,171
For services rendered	18,000	180	8,820	-	9,000
Net loss for the year	-	-	-	(1,149,405)	(1,149,405)

Balance, as at December 31, 2001	34,174,000	156,340	456,458	(1,547,905)	(935,107)
Shares issued to settle loans payable - at $0.50	332,500	3,325	162,925	-	166,250
Shares issued to settle accounts payable - at $0.10	884,000	8,840	79,560	-	88,400
- at $0.099	425,000	4,250	37,750	-	42,000
- at $0.50	437,673	4,377	215,654	-	220,031
- at $0.60	289,102	2,891	170,570	-	173,461
- at $0.67	420,446	4,204	277,944	-	282,148
Net loss for the year	-	-	-	(1,341,869)	(1,341,869)

Balance, as at December 31, 2002	36,962,721	$ 184,227	$ 1,400,861	$ (2,889,774)	$ (1,304,686)

VECTORIA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company was in the business of selling internet access services and developing its internet protocol based voice network. During the year ended December 31, 2002, management of the Company abandoned this business to look for new ventures. At December 31, 2002, the internet access services business had been sold.

These consolidated financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $1,669,699 as at December 31, 2002 and has accumulated losses of $2,889,774 since incorporation. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These consolidated financial statements do not include any adjustment to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in Nevada on August 24, 1998, as US Vanadium Corp. and was in the development stage until October 2, 2001, when it commenced commercial operations. The Company changed its name to Vanadium International, Inc. on February 24, 1999. On October 2, 2001, the Company changed it name to Vectoria Inc. The Company's common shares as listed for trading on the Over-the-Counter Bulletin Board in the United States of America.

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

Vectoria Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars) - Page 3

Note 2 Summary of Significant Accounting Policies - (cont'd)

Capital Assets

Capital assets are stated at cost. Amortization is provided over the useful life of assets using the following methods and rates:

Computer equipment under capital leases 30% diminishing balance

Furniture and equipment 20% diminishing balance

Leasehold improvements 20% straight-line

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

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion or a feasibility study or the Company's commitments to a plan of action based on the then known facts.

Goodwill

Goodwill from business acquisitions represents the excess of the purchase price over the fair value of net assets acquired. Goodwill acquired in business combinations subsequent to June 30, 2001 has not been amortized but is tested annually for impairment in accordance with Statement of Financial Accounting Standards No. 142.

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

Leases

Leases entered into by the Company as lessee that transfer substantially all the benefits and risks of ownership to the lessee are recorded as capital leases and are included in capital assets and obligations under capital leases. All other leases are classified as operating leases under which leasing costs are recorded as expenses in the period in which they occur.

Vectoria Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars) - Page 3

Note 2 Summary of Significant Accounting Policies - (cont'd)

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

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share has been calculated upon the weighted average number of shares outstanding during the year. Diluted loss per share has not been provided as it would be anti-dilutive.

Revenue Recognition

The Company recognizes revenue from the sale of internet access services and computer integration and technology services when the services have been rendered.

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

Concentrations of Credit Risk

The Company provides credit to its customers in the normal course of operations. The Company records an allowance for doubtful accounts to reduce accounts receivable to their estimated collectible amount. As at December 31, 2002, management believes that there are no concentrations of credit risk for which an allowance has not been recorded.

Vectoria Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars) - Page 4

Note 2 Summary of Significant Accounting Policies - (cont'd)

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25 "Account for Stock Issued to Employees", and to provide the disclosures required under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation".

New Accounting Standards

Management does not believe that any recently issued but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Prior Period Restatement

The financial statements at December 31, 2001 have been restated to record additional accounts payable of $606,721 relating to a subsidiary company. The effect of this adjustment at December 31, 2001 is to increase net loss and deficit by $606,721 and to increase accounts payable by $606,721.

Note 4 Business Combination

By an agreement dated October 2, 2001, the Company acquired a 100% interest in Vectoria Inc. ("Vectoria"), a Delaware Corporation, for consideration of the issuance of 13,000,000 common shares. Vectoria is in the business of selling internet access services, developing its internet based voice network and sales of computer equipment. The acquisition has been accounted for using the purchase method of accounting and the results of operations of Vectoria have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon fair value on the date of acquisition as follows:

Current assets	$ 884,549
Capital assets	314,929
Goodwill	479,128

1,678,606
Current liabilities	931,414
Due to related parties	115,192

Total purchase price	$ 632,000

At December 31, 2001, all goodwill associated with this acquisition was written-off.

Vectoria Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars) - Page 5

Note 5 Capital Assets

		2002		2001
		Accumulated
	Cost	Amortization	Net	Net
Computer equipment under capital leases	$ 795,191	$ 237,737	$ 557,454	$ 644,504
Furniture and equipment	14,652	5,282	9,370	152,914
Leasehold improvements	1,225	369	856	1,103

	$ 811,068	$ 243,388	$ 567,680	$ 798,521

Note 6 Obligation Under Capital Leases

Obligation under capital leases consist of the following:

	2002	2001
Office furniture lease contract, repayable in monthly instalments of $479 including interest calculated at 19.61%, maturing May 1, 2004	$ 8,664	$ 14,371

Computer equipment lease contract, repayable in monthly instalments of $9,585 including interest calculated at 13.3%, with a purchase option of $311,840 at maturity, on March 27, 2004. The Company is required to make an additional payment of $205,202 within the first year of this lease.	661,739	679,636

Computer equipment lease contracts, repayable in monthly instalments of $466 including interest calculated at 11.45%, maturing March 31, 2005.	12,568	-

Total amount of future minimum lease payments	682,971	694,007
Less: imputed interest	(16,054)	(44,325)

	666,917	649,682
Current portion	(464,250)	(325,970)

	$ 202,667	$ 323,712

Future minimum lease payments under capital leases for subsequent years are as follows:

2003:  $464,250; 2004:  $201,497; 2005:  $17,224.

At December 31, 2002, the Company is in default on its capital lease payments.

Vectoria Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars) - Page 6

Note 7 Loans Payable

At December 31, 2002, loans payable of $60,976 (2001:  $213,415) are unsecured, non-

Note 8 Common Stock

Commitments:

Stock-based Compensation

Effective February 14, 2000, the Company granted stock options to employees of the Company and consultants to the Company to purchase common shares of the Company at the closing price of the Company's common stock on the date of the grant. All options were cancelled at December 31, 2002 and 2001.

Presented below is a summary of stock option activity for the years shown:

		Weighted
	Number of	Average
	Stock Options	Exercise Price
Balance, December 31, 2000	320,000	$0.75
Cancelled	(320,000)	($0.75)

Balance, December 31, 2002 and 2001	-	-

The Company grants stock options at exercise prices equal to the fair market value of the Company's stock at the date of the grant. Pursuant to APBO No. 25, the compensation charge associated with consultants' options has been recorded in the financial statements. The compensation charge associated with employees' options is not recognized in this circumstance but included in the pro-forma amounts.

	2002	2001	2000
Total non-cash compensation charge	$ -	$ -	$ 169,892
Consultants' non-cash compensation charge	-	-	(45,127)

Employee's non-cash compensation charge	$ -	$ -	$ 124,765

Vectoria Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars) - Page 7

Note 8 Common Stock - (cont'd)

Commitments: - (cont'd)

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

	2002	2001	2000
Net loss As reported	$ (1,341,869)	$ (1,149,405)	$ (266,106)
Pro-forma	$ (1,341,869)	$ (1,149,405)	$ (390,871)
Basic loss per share As reported	$ (0.04)	$ (0.06)	$ (0.01)
Pro-forma	$ (0.04)	$ (0.06)	$ (0.02)

The weighted average fair value at date of grant of the options granted were as follows:

2000
Weighted average fair value	$ .53
Total options granted	320,000
Total fair value of all options granted	$ 169,892

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2000
Expected dividend yield	0.0%
Expected volatility	100%
Risk-free interest rate	4.05%
Expected term in years	4

Share Purchase Warrants

At December 31, 2002, the Company had 166,250 common share purchase warrants outstanding. Each warrant and $0.75 will entitle the holder thereof to purchase one common share of the Company until December 19, 2003.

Vectoria Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars) - Page 8

Note 9 Related Party Transactions

The Company was charged the following administration expenses and exploration and development costs by directors and former directors of the Company:

	2002	2001	2000
Administrative expenses	$ 102,492	$ -	$ 14,496
Exploration and development costs	-	9,000	-

	$ 102,492	$ 9,000	$ 14,496

These expenses were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable at December 31, 2002 is $102,492 (2001:  $Nil) owing to a director of the Company with respect to unpaid administrative expenses.

Due to related parties as at December 31, 2002 includes $81,900 (2001:  $3,313) owing to a director of the Company. This amount is unsecured, non-interest bearing with no specific terms for repayment.

Note 10 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforwards	$ 298,010

Gross deferred tax assets	$ 298,010
Valuation allowance for deferred tax asset	(298,010)

$ -

The amount taken into income as deferred tax assets must reflect the portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Vectoria Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars) - Page 9

Note 11 Income Taxes

At December 31, 2002, the Company has net operating loss carryforwards, which expire commencing in 2018 totalling approximately $876,500, the tax benefit of which has not been recorded in the financial statements.

Note 12 Lawsuit by Creditor

During the year ended December 31, 2002, a claim was filed against the company by a creditor for $43,738. This amount has been recorded in accounts payable at December 31, 2002.

Note 13 Discontinued Operations

During the year ended December 31, 2001, the Company sold two of its wholly-owned subsidiaries for total consideration of $632,001. The gain on disposal of these subsidiaries has been disclosed as a gain on disposal of subsidiaries on the statement of income for discontinued operations. The Company remains a guarantor on two loans payable of these subsidiaries. The amount outstanding on these loans payable as at December 31, 2002 totalled $277,970.

Net results of discontinued operations are as follows:

2001
Sales	$ 849,614
Cost of goods sold	686,464

Gross margin	163,150

Operating expenses	219,887
Administrative expenses	151,342
Financial expenses	18,187

389,416

Loss before other item	(226,266)
Gain on disposal of subsidiaries	553,130

Net income from discontinued operations	$ 326,864

Vectoria Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars) - Page 10

Note 13 Discontinued Operations - (cont'd)

Cash flows from discontinued operations are as follows:

2001
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

Note 14 Non-cash Transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows.

During the year ended December 31, 2002, the Company issued 2,788,721 shares to settle accounts payable of $806,040 and loans payable of $166,250. These amounts have been excluded from the statement of cash flows.

Note 15 Comparative Figures

Certain comparative figures have been reclassified to conform with the presentation used in the current year.

Vectoria Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2002, 2001 and 2000

(Stated in US Dollars) - Page 11

Note 16 Subsequent Event

Subsequent to December 31, 2002, the Company issued 1,350,000 common shares to settle debts of $164,492 which were included in accounts payable at December 31, 2002.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of Vectoria as of the date of this report, indicating all positions and offices with Vectoria and its subsidiaries held by each such person:

The following are the executive officers of the Company as of December 31, 2002:
Name     Age      Executive Officer Since      Present Office

Serge Doyon 57 2001 Chief Executive Officer

Richard St. Julien 33 Director

Richard Neal N/A Director

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
ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary($)	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Serge Doyon	2002	-0-			500,000
Serge Doyon, President	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of May 16, 2003, with respect to the beneficial ownership of Vectoria's common stock and by each person known by Vectoria to be the beneficial owner of more than 5% of the outstanding common stock, by each of Vectoria's officers and directors, and by the officers and directors of Vectoria as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued. The percentages shown are based on 38,438,273 total shares outstanding.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS

Common Stock	Serge Doyon, President of Vectoria and member of the Board of Directors c/o 14 Place du Commerce. Montreal, Quebec, Canada H3E 1T5	3,067,500 shares held indirectly (1)	8.0%

	Richard St. Julien, member of the Board of Directors c/o 14 Place du Commerce. Montreal, Quebec, Canada H3E 1T5	-0-	N/A

	Richard Neal, member of the Board of Directors c/o 14 Place du Commerce. Montreal, Quebec, Canada H3E 1T5	-0-	N/A

Common Stock	All executive officers and directors as a group	3,067,500	8.0%

Common Stock	Filton International AS-B & Cie SA 9 Rue des Alpes Case Postale 1023 CH-1211 Geneve 1 Switzerland	3,750,000 shares (2)	9.8%
Common Stock	Training & Coaching Systems Inc.	2,521,500	6.6%

Common Stock	Megatech Exchange Inc.	2,441,500	6.4%

(1) 750,000 of these shares are held in the name of Mr. Doyon's wife; and 317,500 shares are hled in the name of his wife's company.

(2) Filton International's beneficial owner is Henri Baudet.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits.
Exhibits listed in the accompanying Index of Exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.
 (b)      Reports on Form 8-K - None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTORIA, INC.

By: /s/ Serge Doyon
Name: Serge Doyon
Title: President/ Principal Executive
Date: May 22, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Serge Doyon
Name: Serge Doyon

Title: President, Member of the Board of Directors

Date: May 15, 2003

By: /s/ Richard St. Julien

Name: Richard St. Julien

Title: Member of the Board of Directors

Date: May 15, 2002

By:
Name: Richard Neal

Title: Member of the Board of Directors

Date: May 22, 2003

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

SECTION 302 CERTIFICATION

I, Serge Doyon, certify that:

1. I have reviewed this annual report of Vectoria Inc. (the "Registrant")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the Registrant's sole certifying officer, I

a) am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant;

b) have designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the annual report is being prepared;

c) have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

d) have presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the Registrant's sole certifying officer, I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. As the Registrant's sole certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 22, 2003	By:	___/s/ Serge Doyon______________ Name: Serge Doyon Title: President and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Annual Report of Vectoria Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Serge Doyon, President and acting CFO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Serge Doyon

Name: Serge Doyon

Title: President, acting CFO

Dated: May 22, 2003