Form 10QSB
period 2003-03-31
VECTORIA INC
filed 2003-06-23
CIK 1082706

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 88-0402908

VECTORIA, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0402908
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2160 Rue de la Montagne
7th Floor, Montreal, Quebec Canada H3G 2T3
(Address of principal executive offices)

(514) 845-0084
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

38,312,721 shares of common stock, $0.001 par value, as of June 20, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Vectoria Inc. (the "Company") intends the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

All dollar amounts used herein are in US dollars unless otherwise noted.

Organization and Operations

The Company was originally incorporated in the State of Nevada on August 24, 1998 as U.S. Vanadium, Inc., operating from that date as a natural resource company engaged in the acquisition, exploration, and development of certain resource properties in the State of Nevada. The Company changed its name to Vanadium International, Inc. on February 24, 1999 and explored possible high-tech industry ventures with several groups while continuing to explore the feasibility of exploiting vanadium deposits on its properties. On November 13, 2001, the Company acquired all of the issued and outstanding shares in the capital of Vectoria, Inc., a provider of Internet Protocol ("IP") telephony services incorporated in the State of Delaware on October 1, 2001.

The Company subsequently changed its name to Vectoria Inc. as of November 14, 2001 and discontinued its former natural resource business in order to pursue and develop the IP telephony business of its newly acquired wholly owned subsidiary. Retail operations of our subsidiary were also discontinued and sold to a third part as at December 31, 2001.

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

Plan of Operation

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

Results of Operations

Comparison of quarters ended March 31, 2003 and 2002

For the three month period ended March 31, 2003 and March 31, 2002 the Company incurred losses of $644,932 and $173,790 respectively.

The Company had no operations in the first quarter ending March 31, 2003 and the losses are comprised of a write down of capital assets in the amount of $567,680 compared to no write down to March 31, 2002 and administrative expenses of $108,360 against gross profit of $31,108 for a loss of $77,252 to March 31, 2003 compared to administrative expenses and amortization of capital assets totaling $210,229 against gross profit of $36,439 to March 31, 2002. The Company had no operations during the quarter ended March 31, 2003 and the sales of $31,168 were generated from sales activities undertaken in the fourth quarter of 2002 but paid in the first quarter of 2003, compared to income generated by the IP telephony business during the quarter ended March 31, 2002 of $80,727 with operating expenses of $44,288. In the third quarter of 2002 the commercialization of the IP telephony service commenced but was slowed down due to the lack of funds. During the fourth quarter of 2002, the Company discontinued the IP telephony service due to lack of funds.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2003, the Company had negative working capital of $1,853,454 and Stockholders' Equity (deficiency) of $3,534,706 compared with negative working capital of $1,669,699 and Stockholders' Equity (deficiency) of $2,889,774 as of December 31, 2002. The substantial reduction to working capital and Stockholders' Equity for the comparative periods ended March 31, 2003 and December 31, 2002 is for the discontinuance of the IP telephony business and the write off of capital assets.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the three months period ended March 31, 2003. During the period ended March 31, 2003, the Company issued 1,350,000 shares to settle accounts payable of $34,164 and consulting services of $62,000. These amounts have been excluded from the Financing Activity section of the Statements of Cash Flows.

Liquidity

Liquidity and Capital Resources.

Net cash used in operating activities was $13,106 for the three months period ended March 31, 2003 compared to net cash provided by operating activities of $46,480 for the three months period ended March 31, 2002.

Equipment Leasing and Financing. We lease equipment from various vendors under lease agreements. Each of the equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased. These leases are now in default.

Sources of Working Capital

During the three month period ended March 31, 2003 and the Company's primary sources of working capital have come from loans from related parties of $23,173.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 20, 2003, the Company received a statement of claim filed in the Superior Court of Quebec, Case number 500-17-013905-032 by Koffman Kalef in the amount of $104,144.30 for legal services. The Company filed an answer on May 22, 2003 disclaiming all but an amount of $13,000.00. Plaintiff's response is to be filed prior to the end of July 2003 at which time a hearing date will be set.

ITEM 2. CHANGES IN SECURITIES

During the period ended March 31, 2003, the Company authorized the issuance of 1,350,000 shares to settle accounts payable of $34,164 and consulting services of $62,000. The shares were issued to the following parties on April 21, 2003 in the share amounts and in consideration for the services provided next to their respective names:
Name & Address	Consideration	Services Provided
Yvon Tanguay 2160 Rue de la Montagne, Montreal, Quebec	500,000 shares	Financial consulting and consulting services provided for the restructure of Vectoria, Inc. valued at $7,500
Serge Doyon Montreal, Quebec	500,000 shares	Settlement of outstanding salaries valued at $34,164
Michel Pensivy Montreal, Quebec	250,000 shares	Settlement of outstanding salaries valued at $50,400
Pascal Beauregard Montreal, Quebec	100,000 shares	Settlement of outstanding salaries valued at $4,100

These shares were issued pursuant to exemptions provided by Section 4(2) of the US Securities Act of 1933 (the "Act), Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under the Act and Regulation S promulgated by the SEC under the Act. The Company deemed reliance on these provisions to be appropriate due to the fact that the shares were issued to a very limited number of people, all of whom are non-US residents and most of whom are accredited investors due to their relationships with the Company. No general advertising or publications were utilized in connection with the issuance of these shares. No commissions or finders fees were paid by the Company in connection with the issuance of these shares.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits and Index of Exhibits - see Exhibit Index below

    Reports on Form 8-K - None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTORIA INC

Date: June 18, 2003

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

Date: June 18, 2003	By: /s/ Serge Doyon Name: Serge Doyon Title: President and Director

__________________________

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

Date: June 18, 2003	By: /s/ Serge Doyon Name: Serge Doyon Title: President and Director

EXHIBITS AND REPORTS ON FORM 8-K

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
2.1	Share Exchange Agreement dated as of October 2, 2001 between the Registrant and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
2.2	Share Exchange Agreement dated as of October 2, 2001 between Medan Management Corp. and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
3(i).2	Certificate of Amendment of the Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).3	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).1	Amendment No. 1 to the Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.1	Employment Agreement with Kenneth Liebscher	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999

VECTORIA INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and December 31, 2002

(Stated in US Dollars)

VECTORIA INC. INTERIM CONSOLIDATED BALANCE SHEETS March 31, 2003 and December 31, 2002 (Stated in US Dollars) (Unaudited)
	March 31,	December 31,
ASSETS	2003	2002
Current
Cash	$ 2,015	$ 13,181
Accounts receivable	8,400	8,400

	10,415	21,581
Capital assets - Note 3	-	567,680

	$ 10,415	$ 589,261

LIABILITIES
Current
Accounts payable - Note 4	$ 1,028,963	$ 1,084,154
Due to related parties - Note 4	105,073	81,900
Current portion of obligations under capital leases	668,857	464,250
Loans payable	60,976	60,976

	1,863,869	1,691,280
Obligations under capital leases	-	202,667

	1,863,869	1,893,947

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.01 par value
20,000,000 shares authorized, none outstanding
Common stock, $0.01, par value - Note 6
80,000,000 shares authorized
38,312,721 shares outstanding	197,727	184,227
Paid-in capital	1,483,525	1,400,861
Deficit	(3,534,706)	(2,889,774)

	(1,853,454)	(1,304,686)

	$ 10,415	$ 589,261

See Accompanying Notes

VECTORIA INC. INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT for the three months ended March 31, 2003 and 2002 (Stated in US Dollars) (Unaudited)
	Three months ended March 31,
	2003	2002

Sales	$ 31,168	$ 80,727
Operating expenses	60	44,288

Gross profit	31,108	36,439

Expenses
Administrative expenses	108,360	150,253
Amortization of capital assets	-	59,976

	108,360	210,229

Loss for the period before other item:	(77,252)	(173,790)
Other item:
Write-off of capital assets - Note 3	(567,680)	-

Net loss for the period	(644,932)	(173,790)

Deficit, beginning of period	(2,889,774)	(1,223,334)

Deficit, end of period	$ (3,534,706)	$ (1,397,124)

Basic earnings (loss) per share	$ (0.02)	$ (0.01)

Weighted average number of shares outstanding	36,988,611	34,174,000

See Accompanying Notes

VECTORIA INC. INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended March 31, 2003 and 2002 (Stated in US Dollars) (Unaudited)
	Three months ended March 31,
	2003	2002
Cash Flows from Operating Activities
Net loss for the period	$ (644,932)	$ (173,790)
Add: adjustment to reconcile net loss to net cash used in operations:
Issue of stock pursuant to consulting agreements	62,000	-
Amortization of capital assets	-	59,976
Write-off of capital assets	567,680	-
Changes in non-cash working capital balances related to operations:
Accounts payable	(21,027)	306,425
Accounts receivable	-	(119,483)
Due to related parties	23,173	(3,313)
Prepaid expenses	-	(23,335)

	(13,106)	46,480

Cash Flow from (used in) Financing Activity
Obligation under capital lease	1,940	(1,078)

Cash Flow used in Investing Activity
Acquisition of capital assets	-	(19,691)

Net increase (decrease) in cash during the period	(11,166)	25,711

Cash, beginning of the period	13,181	389

Cash, end of the period	$ 2,015	$ 26,100

Non-cash Transactions - Note 5

See Accompanying Notes

VECTORIA INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) for period August 24, 1998 (Date of Incorporation) to March 31, 2003 (Stated in US Dollars) (Unaudited)
	Common		Additional
	Stock		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total
Balance, as at December 31, 1999	20,901,000	$ 23,610	$ 125,890	$ (132,394)	$ 17,106
Shares issued for cash pursuant to a subscription agreement - at $1.25	80,000	800	99,200	-	100,000
Shares issued for cash pursuant to a subscription agreement - at $1.60	175,000	1,750	278,250	-	280,000
Non-cash compensation charge	-	-	45,127	-	45,127
Net loss for the year	-	-	-	(266,106)	(266,106)

Balance, as at December 31, 2000	21,156,000	26,160	548,467	(398,500)	176,127
Pursuant to business acquisition	13,000,000	130,000	(100,829)	-	29,171
For services rendered	18,000	180	8,820	-	9,000
Net loss for the year	-	-	-	(1,149,405)	(1,149,405)

Balance, as at December 31, 2001	34,174,000	156,340	456,458	(1,547,905)	(935,107)
Shares issued to settle loans payable - at $0.50	332,500	3,325	162,925	-	166,250
Shares issued to settle accounts payable - at $0.10	884,000	8,840	79,560	-	88,400
- at $0.099	425,000	4,250	37,750	-	42,000
- at $0.50	437,673	4,377	215,654	-	220,031
- at $0.60	289,102	2,891	170,570	-	173,461
- at $0.67	420,446	4,204	277,944	-	282,148
Net loss for the year	-	-	-	(1,341,869)	(1,341,869)

Balance, as at December 31, 2002	36,962,721	184,227	1,400,861	(2,889,774)	(1,304,686)
Shares issued to settle accounts payable - at $0.07	500,000	5,000	29,164	-	34,164
Shares issued for services - at $0.07	850,000	8,500	53,500	-	62,000
Net loss for the three months ended March 31, 2003	-	-	-	(644,932)	(644,932)

Balance, as at March 31, 2003	38,312,721	$ 197,727	$ 1,483,525	$ (3,534,706)	$ (1,853,454)

See Accompanying Notes

VECTORIA INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim consolidated periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2002 annual financial statements.

Note 2 Continuance of Operations

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2003, the Company had a working capital deficiency of $1,853,454 which is not sufficient to meet its planned business objectives or to fund ongoing operations for the next twelve months. The Company has accumulated losses of $3,534,706 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3 Write-off of Capital Assets

During the period ended March 31, 2003, management of the Company wrote-off capital assets totalling $567,680. These capital assets related to the Company's business of selling internet access services and developing its internet protocol based voice network. At March 31, 2003, the Company had discontinued this business and is looking for new business ventures.

Note 4 Related Party Transactions

Included in accounts payable at March 31, 2003 is $68,328 (2002:  $102,492) owing to a director of the Company with respect to unpaid administrative expenses.

Due to related parties as at March 31, 2003 includes $105,073 (2002:  $81,900) owing to a director of the Company This amount is unsecured, non-interest bearing with no specific terms for repayment.

Note 5 Non-cash Transactions

During the period ended March 31, 2003, the Company issued 1,350,000 shares to settle accounts payable of $34,164 and consulting services of $62,000. These amounts have been excluded from the statements of cash flows.

Note 6 Common Stock

Commitments:

Share Purchase Warrants

At March 31, 2003, the Company had 166,250 common share purchase warrants outstanding. Each warrant and entitles the holder thereof to purchase one common share of the Company at $0.75 per share until December 19, 2003.