Form 10QSB
period 2003-06-30
VECTORIA INC
filed 2003-09-24
CIK 1082706

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

38,312,721 shares of common stock, $0.001 par value, as of June 30, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared by management and have not been reviewed by the auditors of the Company. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The Company subsequently changed its name to Vectoria Inc. as of November 14, 2001 and discontinued its former natural resource business in order to pursue and develop the IP telephony business of its newly acquired wholly owned subsidiary. Retail operations of our subsidiary were also discontinued and sold to a third party as at December 31, 2001.

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

Results of Operations

Comparison of quarters ended June 30, 2003 and 2002

For the six month period ended June 30, 2003 the Company incurred gains of $1,687,483 and at June 30, 2002 the Company incurred losses of $787,487.

The Company had no operations in the quarter ending June 30, 2003 and the gain is comprised of the sale of all of the capital assets in the amount of $1 compared to operations at June 30, 2002. The Company had no operations during the quarter ended June 30, 2003 compared to income generated by the IP telephony business during the quarter ended June 30, 2002 of $115,714 with operating expenses of $256,635. During the fourth quarter of 2002, the Company discontinued the IP telephony service due to lack of funds. Not taking the gain on the sale of capital assets, the Company had a net loss of $77,252 for the six months ended June 30, 2003 compared to a net loss of $787,487 for the six months ended June 30, 2002.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2003, the Company had paid in capital of $1,483,525 and Stockholders' Equity (deficiency) of ($1,847,223) compared with paid in capital of $1,400,861 and Stockholders' Equity (deficiency) of ($2,889,774) as of December 31, 2002. The substantial increase in working capital and Stockholders' Equity for the comparative periods ended June 30, 2003 and December 31, 2002 is for the discontinuance of the IP telephony business and the write off of capital assets.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the six months period ended June 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 20, 2003, the Company received a statement of claim filed in the Superior Court of Quebec, Case number 500-17-013905-032 by Koffman Kalef in the amount of $104,144.30 for legal services. The Company filed an answer on May 22, 2003 disclaiming all but an amount of $13,000.00. This litigation is pending receipt of a hearing date.

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

VECTORIA INC

Date: September 24, 2003

By:/s/ Richard St. Julien
Name: Richard St. Julien on behalf of Serge Doyon
Title: President and Director

EXHIBITS AND REPORTS ON FORM 8-K

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
2.1	Share Exchange Agreement dated as of October 2, 2001 between the Registrant and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
2.2	Share Exchange Agreement dated as of October 2, 2001 between Medan Management Corp. and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
3(i).2	Certificate of Amendment of the Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).3	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).1	Amendment No. 1 to the Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.1	Employment Agreement with Kenneth Liebscher	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
31	Rule 13a - 14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certification	Filed herewith

VECTORIA INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and December 31, 2002

(Stated in US Dollars)

(Unaudited prepared by Management)

VECTORIA INC.

INTERIM CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(Stated in US Dollars)

(Unaudited prepared by management)

	June 30,	December 31,
ASSETS	2003	2002
Current
Cash	$ 2,015	$ 13,181
Accounts receivable	8,400	8,400

	10,415	21,581
Capital assets -	-	567,680

	$ 10,415	$ 589,261

LIABILITIES
Current
Accounts payable -	$ 115,410	$ 1,084,154
Due to related parties -	0	81,900
Current portion of obligations under capital leases	0	464,250
Loans payable	60,976	60,976

	176,386	1,691,280
Obligations under capital leases	-	202,667

	176,386	1,893,947

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.01 par value
20,000,000 shares authorized, none outstanding
Common stock, $0.01, par value -
80,000,000 shares authorized
38,312,721 shares outstanding	197,727	184,227
Paid-in capital	1,483,525	1,400,861
Deficit	(1,847,223)	(2,889,774)

	(165,971)	(1,304,686)

	$ 10,415	$ 589,261

VECTORIA INC.

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

for the three and six months ended June 30, 2003 and 2002,

(Unaudited prepare by management)

(Stated in US Dollars)

	Three months ended June30,		Six months ended June 30,
	2003	2002	2003	2002

Sales	$ 0	$ 34,987	$ 31,168	$ 115,714
Operating expenses	0	212,347	60	256,635

Gross profit (loss)	(0)	(177,360)	(31,108)	(140,921)

Expenses
Administrative expenses	0	378,345	108,360	528,298
Amortization of capital assets	0	58,292		118,268

	0	436,337	108,360	646,566

Net loss for the period before other item Other item	(0)	(613,697)	(77,252)	(787,487)
Gain on disposition of subsidiary	1,687,483		1,687,483
Write-off of capital assets			(567,680)
Net gain for the period	1,687,483	(613,697)	1,042,541
Deficit, beginning of the period	(3,534,706)	(1,721,695)	(2,889,774)	(1,547,905)

Deficit, end of the period	$(1,847,223)	$ (2,335,392)	$ (1,847,223)	$ (2,335,392)

Basic loss per share	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	36,988,611	34,615,010	36,988,611	34,615,010