Form 10KSB
period 2003-12-31
VECTORIA INC
filed 2004-11-12
CIK 1082706

SECURITIES AND EXCHANGE 1COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 33-55254-01

SATELINX INTERNATIONAL INC. (formerly Vectoria, Inc.)

(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0402908 (I.R.S. Employer Identification Number)

2160 Rue de la Montagne

7th Floor, Montreal, Quebec  Canada  H3G 2T3

Telephone: (514) 845-0084

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ____X__No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year:

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$ 2,027,138 as of  November 08, 2004 *

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

7,901,770 as of November 8, 2004*

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

*This does not include 22,000,000 shares issued and held in trust pursuant to a Share Exchange Agreement with Satelinx Tracking Systems Inc.

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)

Business Development

 Satelinx International Inc. (“Satelinx International” , the “Company” , “we” , “our” , “us” ) was originally incorporated in the State of Nevada on August 24, 1998 as U.S. Vanadium, Inc., operating from that date as a natural resource company engaged in the acquisition, exploration, and development of certain  resource properties in the State of Nevada.  The Company changed its name to Vanadium International, Inc. on February 24, 1999 and explored possible high-tech industry ventures with several groups while continuing to explore the feasibility of exploiting vanadium deposits on its properties.  On November 13, 2001, the Company acquired all of the issued and outstanding shares in the capital of Vectoria, Inc., a provider of Internet Protocol ("IP") telephony services incorporated in the State of Delaware on October 1, 2001.  The Company subsequently changed its name to Vectoria Inc. as of November 14, 2001 and discontinued its former natural resource business in order to pursue and develop the IP telephony business of its newly acquired wholly owned subsidiary.

The Company operated its businesses through a series of subsidiaries.  During the year ended December 31, 2002, management of the Company abandoned this business to look for new ventures.  At December 31, 2002, the Internet access services business had been sold and all of the subsidiaries of the Company were either discontinued or were inactive.  As of the filing date of this report, the Company has no subsidiaries.

On August 23, 2004, the Company concluded a reverse split of its shares on the basis of one share for every six shares held and the Company’s trading symbol changed to VTRR.

On August 31, 2004,  the Company entered into five debt settlement agreements with various creditors whereby it was required to issue a total of 4,620,900 shares of its common stock in repayment of $46,209 of debt owed by the Company.  The shares represented approximately 42% of the Company’s total issued and outstanding shares at the time of the issuance.  The Company issued an additional 166,666 shares to its then President in full and final settlement of outstanding fees owing.

On September 2, 2004, the Company entered into a Share Exchange Agreement with the shareholders of Satelinx Tracking Systems Inc. (“Satelinx”), whereby the Company agreed to acquire all of the issued and outstanding shares of the common stock of Satelinx in exchange for 22,000,000 shares of the Company’s common stock.   Satelinx is a provider of tracking systems and integrated asset location services with its headquarter located in Montreal, Quebec, Canada.  Under the terms of the Share Exchange Agreement, the Company is required to have no more than 8,000,000 shares of its common stock issued immediately prior to the closing and no debt on the balance sheet.  The Share Exchange Agreement also calls for the issuance of 3,000,000 shares of the Company pursuant to a commitment from Satelinx to pay a finders fee at closing.  The Share Exchange Agreement also calls for the issuance of a fee by the Company of $25,000 and 500,000 post consolidated shares to Harmony Holdings Service Ltd. at closing.

On October 15, 2004, the Company and Satelinx entered into a verbal agreement to extend the closing date to November 12, 2004 and to make certain amendments to the Share Exchange Agreement prior to that date. As of the filing date of this report, no formal extension or amendment has been signed.

On October 21, 2004, the Company effected a second reverse split of its shares on the basis of one share for every ten shares held and a name change to Satelinx International Inc. and the Company’s trading symbol changed to SLIX.

On October 26, 2004, the Company issued a total of 6,784,422 post consolidated shares in full and final settlement of all of the debt on the balance sheet, save for legal and accounting fees, which will be paid at closing.

On October 25, 2004, the Company issued a total of 22,000,000 shares pursuant to the Share Exchange Agreement to be held in trust for delivery at closing.

 (b) Business of Issuer

Current Operations

The Company presently has no operations.   Upon completion of the Share Exchange Agreement with Satelinx, Satelinx will operate as a wholly owned subsidiary of the Company.

The Company has, and will continue to have, no capital until subsequent to the closing of the Share Exchange Agreement and there can be no assurance at this time that the Company will be able to raise sufficient capital to fund the operations of its to be wholly owned subsidiary, Satelinx,  should the  Share Exchange Agreement be completed.  The acquisition of Satelinx will effect a change in control of the Company.  The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

 Should the closing of the Share Exchange Agreement not conclude as planned the Company will be required to find funds to remain in existence and to seek other business acquisitions or merger candidates.

Business of Satelinx Tracking Systems Inc.

Satelinx, the potential acquisition candidate,  is a provider of tracking systems and integrated asset location services with its headquarters located in Montreal, Quebec, Canada.  Satelinx has converged wireless communication (GSM) and the Internet with global positioning (GPS/GPRS) technology enabling end-to-end mobile asset and vehicle location and monitoring solutions combining realtime GPS positioning and wireless communications systems delivering precise, time-critical mobile assets status and history information for increased security, greater loss control and telematics services.

Research and Development

The Company has not spent any funds on research and development during the last two fiscal years.

Employees

The Company has no employees.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company presently rents office space at Suite 720, 2160 Rue de la Montagne, Montreal, Quebec  from a director of the Company. The Company does not own any plants or properties or any real estate.

ITEM 3. LEGAL PROCEEDINGS

On January 20, 2003, the Company received a statement of claim filed in the Superior Court of Quebec, Case number 500-17-013905-032 by Koffman Kalef in the amount of $104,144.30 for legal services.   A settlement was reached between the parties and the claim was dismissed. The Company agreed to pay CAD$5,000 to Mr. Kalef.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company's common stock previously traded on the OTC/BB.  The Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its quarterly report on Form 10-QSB with the SEC for the period ending June 30, 2003, with auditor's review of its financial statements for the quarter.  The Company’s common stock presently trades on the Pink Sheets under the trading symbol SLIX.PK.   The Company hopes that its stock will re-commence being quoted on the OTC/BB following the filing of this annual report on Form 10-KSB and its Form 10-QSB’s for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004.  This will also be subject to the Company’s ability to find a market maker to apply for

(b)

approval for the stock to be traded on OTC/BB.  As of the date of this report, the Company has not contacted any market makers regarding this matter.   Following is a report of the  high and low bid prices for the last two fiscal years and the 2004 quarters to September 30, 2004.

Year 2004	High	Low
3rd Quarter ended 9/30/04	0.16	0.05
2nd Quarter ended 6/30/04	0.007	0.003
1st Quarter ended 3/31/04	0.0061	0.04

Year 2003
4th Quarter ended 12/31/03	0.15	0.03
3rd Quarter ended 9/30/03	0.04	0.005
2nd Quarter ended 6/30/03	0.11	0.03
1st Quarter ended 3/31/03	0.032	0.006

Year 2002
4th Quarter ended 12/31/02	0.025	0.009
3rd Quarter ended 9/30/02	1.50	1.80
2nd Quarter ended 6/30/02	4.80	6.00
1st Quarter ended 3/31/02	33.00	39.00

The information as provided above for the periods fiscal year of 2004 and 2003 respectively was provided by Stockwatch  and the information for the fiscal year of 2003 was provided by Bloomberg.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of November 04, 2004, there were 14 market makers in the Company’s stock. The last available reported trade by the Pink Sheets prior to the filing of this report was Wednesday, November 03, 2004 at $2.00 per share.

As of  October 28, 2004, there were 158 record holders of the Company’s common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

Not Applicable

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

During the period ended March 31, 2003, the Company authorized the issuance of 1,350,000 shares to settle accounts payable of $34,164 and consulting services of $62,000.  The shares were issued to the following parties on April 21, 2003 in the shares amounts and in consideration for the services provided next to their respective names:

Name and Address	Consideration	Services Provided
Yvon Tanguay 2160 Rue de la Montagne Montreal, Quebec	500,000 shares	Financial consulting and consulting services provided for the restructure of the Company valued at $7,500
Serge Doyon Montreal, Quebec	500,000 shares	Settlement of outstanding salaries valued at $34,164
Michel Pensivy Montreal, Quebec	250,000 shares	Settlement of outstanding salaries valued at $50,400
Pascal Beauregard Montreal, Quebec	100,000 shares	Settlement of outstanding salaries valued at $4,100

These shares were issued pursuant to exemptions provided by Section 4(2) of the U.S. Securities ACT of 1933 (the “Act”), Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Act and Regulation S promulgated by the SEC under the ACT.  The Company deemed reliance on these provisions to be appropriate due to the fact that the shares were issued to a very limited number of people, all of whom are non-U.S. residents and most of whom are accredited investors due to their relationships with the Company.  No general advertising or publications were utilized in connection with the issuance of these shares.  No commissions or finders fees were paid by the Company in connection with the issuance of these shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

At present, the Company has no operations and the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.

The Company cannot at this time make any assumption as to the amount of funds that will be required over the next twelve months should it successfully complete the acquisition of Satelinx.   The Company presently has no finances with which to fund any ongoing operations. The Company has been relying on loans from existing shareholders in order to meet its expenses since December 2002. Should the acquisition of Satelinx not close, the Company will be required to raise a minimum of $200,000 to meet its expenses for the next twelve months.  The Company will be attempting to raise these funds by either debt or equity financings.  There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.    Funds provided during the fiscal year ended December 31, 2003, have been raised through loans from related parties.

As at the date of this report, the Company has no operations and no commitments for capital expenditures and does not intend to undertake any research and development over the next twelve (12) months, nor does it expect to purchase any plants or equipment or have any significant changes in the number of employees.

Should the acquisition of Satelinx conclude the Company may be required to undertake research and development, purchase plants and equipment and hire employees.  At the date of this report, the Company cannot determine what its requirements in regard to these items may be.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

Audited Balance Sheets as of December 31, 2003 and 2002

F-2

Audited Statement of Earnings for the year ended December 31, 2003 and 2002

F-3

Audited Statement of Cash Flows as of December 31, 2003 and 2002

F-4

Audited Statements of Stockholders’ Equity (Deficiency)

F-5 – F-6

Notes to Financial Statements

F-7 – F-12

Unaudited Balance Sheets as of June 30, 2003, and September 30, 2003

F-13

Unaudited Statement of Operations for the periods ended June 30, 2003 and 2002 and

September 30, 2003 and 2002.

F-14 – F-15

Statement of Cash Flows for the periods ended June 30, 2003 and 2002 and

September 30, 2003 and 2002.

F-16

Notes to Financial Statements

F-17 – F-18

VECTORIA INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2003

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

Statement of Earnings

F-3

Statement of Cash Flows

F-4

Statements of Stockholders’ Equity (Deficiency)

F-5 – F-6

Notes to Financial Statements

F-7 – F-12

Schwartz Levitsky Feldman  LLP

COMPTABLES AGRÉÉS

CHARTERED ACCOUNTANTS

MONTRÉAL, TORONTO, OTTAWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vectoria Inc.

We have audited the balance sheet of Vectoria Inc. as at December 31, 2003 and the related statements of earnings, cash flows and stockholders’ equity for each of the years ended December 31, 2003 and 2002.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vectoria Inc. as at December 31, 2003 and the results of its operations and its cash flows for each of the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the company has suffered losses from operations and has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters are also described in Note 2.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Schwartz Levitsky Feldman LLP (signed)

Montreal, Quebec, Canada

August 23, 2004

Chartered Accountants

VECTORIA INC.

Balance Sheet

As at December 31,

(Stated in United States Dollars)

	2003	2002
Assets

Current
Cash	$ 0	$ 13,181
Accounts receivable	0	8,400

Total current assets	0	21,581

Capital assets (note 4)	0	567,680

	$ 0	$ 589,261

Liabilities

Current
Accounts payable	$ 370,127	$ 1,084,154
Due to related parties (note 5)	0	81,900
Current portion of obligations under capital leases	0	464,250
Loans payable	0	60,976

Total current liabilities	370,127	1,691,280

Obligations under capital leases (note 6)	0	202,667

	370,127	1,893,947

Stockholders' Deficiency

Preferred stock, $0.01 par value 20,000,000 shares authorized , none outstanding . Common stock, $0.01, par value, 80,000,000 shares authorized 38,312,721 shares outstanding.	197,727	184,227

Paid in capital	1,483,525	1,400,861

Deficit	(2,051,379)	(2,889,774)

	(370,127)	(1,304,686)

	$ 0	$ 589,261

The accompanying notes are an integral part of these financial statements.

VECTORIA INC.

Statement of Earnings

For the Year then Ended December 31, 2003 and December 31, 2002

(Stated in United States Dollars)

	2003	2002

Revenue	$ 31,168	$ 264,032

Expenses

Operations	60	559,120
Administrative expenses	231,202	838,233
Amortization of capital assets	0	228,898

	231,262

Earnings (loss) before other items:	(200,094)	(1,362,219)
Other item:
Write-off capital assets (Note 3)	(567,680)	(2,330)
Gain on sale of subsidiary	0	22,680
Gain on settlement of subsidiaries’ obligations	1,606,169	0

Net earnings (loss)	$ 838,395	$ (1,341,869)

Basic earnings (loss) per share	$ 0.022	$ (0.037)

Weighted average number of shares outstanding	38,312,721	35,809,812

The accompanying notes are an integral part of these financial statements.

VECTORIA INC.

Statement of Cash Flows

For the Year Ended December 31, 2003 and 2002

(Stated in United States Dollars)

	2003	2002
Operating activities

Net earnings (loss) for the year	$ 838,395	$ (1,341,869)
Adjustments to reconcile net loss to net cash used in operations:
Issue of stock pursuant to consulting agreements	96,164	0
Amortization of capital assets	0	228,898
Write off of capital assets	567,680	2,330
Gain on sale of subsidiary	0	(22,680)
Gain on settlement of subsidiaries’ obligations	(1,606,169)	0
Changes in non-cash working capital balances related to operations:
Increase (decrease) accounts receivable	8,400	110,587
Prepaid expenses	0	7,764
Increase (decrease) accounts payable	(714,027)	895,836
Due to related parties	(81,900)	78,587
Loans payable	0	13,811

	(1,729,852)	1,315,133

Cash from (used in) operating activities	(891,457)	(26,736)

Investing activities

Proceeds from sale of subsidiary	0	66,150
Acquisition of capital assets	0	(43,857)

Cash from investing activities	0	22,293

Financing activities

Proceeds from settlement of subsidiaries’ obligations	1,606,169	0
Increase (decrease) obligation under capital lease	(666,917)	17,235
Increase (decrease) in loans payable	(60,976)	0

Cash from financing activities	878,276	17,235

Net increase (decrease) in cash and cash equivalents	(13,181)	12,792

Cash and cash equivalents, beginning of year	13,181	389

Cash and cash equivalents, end of year	$ 0	$ 13,181

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 0	$ 0

Income taxes	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

VECTORIA INC.

Statement of Stockholders’ Equity (Deficiency)

For the Period August 24, 1988 (date of incorporation) to December 31, 2003

(Stated in United States Dollars)

	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Total

Balance as at December 31, 1999	20,901,000	$ 23,610	$ 125,890	132,394	$ (17,106)

Shares issued for cash pursuant to a subscription agreement at $1.25	80,000	800	99,200	-	100,000
Shares issued for cash pursuant to a subscription agreement at $1.60	175,000	1,750	278,250	-	280,000
Non-cash compensation charge	0	0	45,127	-	45,127
Net loss for the year				(266,106)	(266,106)

Balance as at December 31, 2000	21,156,000	26,160	548,467	(398,500)	176,127

Pursuant to business acquisition	13,000,000	130,000	(100,829)	-	29,171
For services rendered	18,000	180	8,820	-	9,000
Net loss for the year				(1,149,405)	(1,149,405)

Balance as at December 31, 2001	34,174,000	156,340	456,458	(1,547,905)	(935,107)

Shares issued to settle loans payable at $0.50	332,500	3,325	162,925	-	166,250
Shares issued to settle accounts payable at $0.10	884,000	8,840	79,560	-	88,400

The accompanying notes are an integral part of these financial statements.

VECTORIA INC.

Statement of Stockholders’ Equity (Deficiency)

For the Period August 24, 1988 (date of incorporation) to December 31, 2003

(Stated in United States Dollars)

	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Total

Shares issued to settle accounts payable (cont’d)

-at $0.099	425,000	4,250	37,750	-	42,000
-at $0.50	437,673	4,377	215,654	-	220,031
-at $0.60	289,102	2,891	170,570	-	173,461
-at $0.67	420,446	4,204	277,944	-	282,148

Net loss for the year				(1,341,869)	(1,341,869)

Balance as at December 31, 2002	36,962,721	184,227	1,400,861	(2,889,774)	(1,304,686)

Shares issued to settle accounts payable at $0.07	500,000	5,000	29,164	-	34,164
Shares issued for services at $0.07	850,000	8,500	53,500	-	62,000
Net earnings for the year	-	-	-	838,395	838,395

Balance at December 31, 2003	38,312,721	$ 197,727	$ 1,483,525	$ (2,051,379)	$ (370,127)

The accompanying notes are an integral part of these financial statements.

VECTORIA INC.

Notes to Financial Statements

December 31, 2003

(Stated in United States Dollars)

1.

Nature and continuance of operations

The Company was in the business of selling internet access services and developing its internet protocol based voice network.  During the year ended December 31, 2002, management of the Company abandoned this business to look for new ventures.  At December 31, 2002, the internet access services business had been sold.

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $370,127 as at December 31, 2003 and has accumulated losses of $2,051,379 since incorporation.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not include any adjustment to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in Nevada on August 24, 1998, as US Vanadium Corp. and was in the development stage until October 2, 2001, when it commenced commercial operations.  The Company changed its name to Vanadium International, Inc. on February 24, 1999.  On October 2, 2001, the Company changed it name to Vectoria Inc.  The Company’s common shares trade on the Pink Sheets in the United States of America.

2.

Summary of significant accounting policies

These financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results could differ from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Capital Assets

Capital assets are stated at cost.  Amortization is provided over the useful life of assets using the following methods and rates:

	Rates	Methods

Computer equipment under capital leases	30%	Diminishing balance
Furniture and fixtures	20%	Diminishing balance
Leasehold improvements	20%	Straight line

VECTORIA INC.

Notes to Financial Statements

December 31, 2003

(Stated in United States Dollars)

2.

Summary of significant accounting policies (continued)

Goodwill

Goodwill from business acquisitions represents the excess of the purchase price over the fair value of net assets acquired.  Goodwill acquired in business combinations subsequent to June 30, 2001 has not been amortized but is tested annually for impairment in accordance with Statement of Financial Accounting Standards No. 142.

Foreign currency translation

Foreign currency transactions are translated into U.S. dollars , the functional and reporting currency, by use of the exchange rate in effect at the date of the transaction, in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”.  At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate.

Leases

Leases entered into by the Company as lessee that transfer substantially all the benefits and risks of ownership to the lessee are recorded as capital leases and are included in capital assets and obligations under capital leases.  All other leases are classified as operating leases under which leasing costs are recorded as expenses in the period in which they occur.

Impairment of long-lived assets

The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed Of”.  Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of any assets may not be recoverable.  Accordingly, an impairment loss is recognized in the period it is determined.

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

Basic loss per share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic loss per share has been calculated upon the weighted average number of shares outstanding during the year.  Diluted loss per share has not been provided as it would be anti-dilutive.

VECTORIA INC.

Notes to Financial Statements

December 31, 2003

(Stated in United States Dollars)

2.

Summary of significant accounting policies (continued)

Fair value of financial instruments

The carrying value of cash, accounts receivable, accounts payable and due to related parties approximate fair value because of the short maturity of those instruments.  The carrying value of obligations under capital leases and loans payable also approximate fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based compensation

The Company has elected to account for stock-based compensation following APB No. 25 “Account for Stock Issued to Employees”, and to provide the disclosures required under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation”.

New accounting standards

Management does not believe that any recently issued but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

3.

Write-off capital assets

During the year ended December 31, 2003, management of the Company wrote-off capital assets totaling $567,680. These capital assets related to the Company’s business of selling internet access services and developing its internet protocol based voice network. At December 31, 2002, the Company had discontinued this business and is looking for new business ventures.

4.

Capital assets

	2003				2002
	Cost	Accumulated Amortization	Write-off	Net	Net

Computer equipment under capital leases	$ 795,191	$ 237,737	$ 557,454	$ -	$ 557,454
Furniture and fixtures	14,652	5,282	9,370	-	9,370
Leasehold improvements	1,225	369	856	-	856

				$ -

VECTORIA INC.

Notes to Financial Statements

December 31, 2003

(Stated in United States Dollars)

5.

Related party transactions

The Company was charged the following administration expenses by directors and former directors of the Company:

	2003	2002

Administrative expenses	$ 108,914	$ 102,492

These expenses were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable at December 31, 2003 is $71,811 (2002: $102,492) owing to a director of the Company with respect to unpaid administrative expenses.

Due to related parties as at December 31, 2003 includes $Nil (2002: $81,900) owing to a director of the Company.

6.

Obligation under capital lease

Obligation under capital leases consist of the following:

	2003	2002

Office furniture lease contract, repayable in monthly instalments of $479 including interest calculated at 19.61%, maturing May 1, 2004. Settled during the year	$ -	$ 8,664

Computer equipment lease contract, repayable in monthly instalments of $9,585 including interest calculated at 13.3%, with a purchase option of $311,840 at maturity, on March 27, 2004. The Company is required to make an additional payment of $205,202 within the first year of this lease. Settled during the year	-	661,739

Computer equipment lease contracts, repayable in monthly instalments of $466 including interest calculated at 11.45%, maturing March 31, 2005. Settled during the year	-	12,568

Total amount of future minimum lease payments	-	682,971

Less: imputed interest	-	(16,054)

		666,917
Current portion	-	(464,250)

	$ -	$ 202,667

VECTORIA INC.

Notes to Financial Statements

December 31, 2003

(Stated in United States Dollars)

7.

Non-cash transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows.

During the year ended December 31, 2003, the Company issued 2,200,000 shares to settle accounts payable of $108,914.  These amounts have been excluded from the statement of cash flows.

8.

Subsequent events

On August 23, 2004, the company concluded a reverse split of its shares on the basis of one share for every 6 shares held and the company’s trading symbol changed to VTRR.  Management determined to undertake to bring the company current with its regulatory filings and intends to re-list the company’s stock on the NASD OTC-BB.

On August 31, 2004, Vectoria entered into five (5) debt settlement agreements whereby it will issue a total of 4,620,900 shares of its common stock as repayment of $46,209 of debt owed by Vectoria.  The shares to be issued will represent approximately 42% of Vectoria’s total issued and outstanding shares at the time of the issuance.  The Company also issued 166,666 shares of its common stock in final settlement of outstanding salaries for its past President, Serge Doyon.

On September 2, 2004, Vectoria, Inc. (“Vectoria”) entered into a Share Exchange Agreement with the shareholders of Satelinx Tracking Systems Inc. (“Satelinx”), whereby Vectoria agreed to acquire all of the issued and outstanding shares of common stock of Satelinx.

Satelinx is a provider of tracking systems and integrated asset location services with its headquarters located in Montreal, Quebec, Canada.  Satelinx has converged wireless communications (GSM) and the Internet with global positioning (GPS/GPRS) technology enabling end-to-end mobile asset and vehicle location and monitoring solutions combining realtime GPS positioning and wireless communications systems delivering precise, timep-critical mobile assets status and history information for increased security, greater loss control and telematics services.  Under the terms of the Share Exchange Agreement, Vetoria is required to have no more than 8,000,000 shares of its common stock immediately prior to the closing.

The transaction is scheduled to close on or before October 15, 2004, subject to approval by Vectoria’s shareholders owning a majority of Vectoria’s common stock.  On September 3, 2004 the majority of the shareholders of Vectoria approved:

a.

The Board of Director’s proposal to approve the Share Exchange Agreement dated September 2, 2004, with Satelinx Tracking Systems Inc. (“Satelinx”) whereby the corporation will acquire all of the issued and outstanding shares Satelinx in exchange for 22,000,000 shares of the corporation’s Class A common stock.

b.

The Board of Directors’ proposal to amend the corporation’s Articles of Incorporation to change the corporation’s name from “Vectoria Inc.” to “Satelinx International Inc.”

VECTORIA INC.

Notes to Financial Statements

December 31, 2003

(Stated in United States Dollars)

8.

Subsequent events (continued)

c.

The Board of Director’s proposal to approve the reverse split of the outstanding shares of the corporation’s Class A common stock on the basis of one share for every ten shares outstanding (1 for 10) shares held with all fractional shares rounded up to the next whole number.

d.

The Board of Director’s proposal to approve the increase the corporation’s authorized share capital to 80,000,000 shares of common stock.

As of the date of this statement, the name change and the reverse split have been effected.  The Share Exchange Agreement has been verbally amended to extend the closing date to November 10, 2004.   The Corporation has issued the following shares as at November 3, 2004:

On October 21, 2004, the Company effected a second reverse split of its shares on the basis of one share for every ten shares held and a name change to Satelinx, Inc. and the Company’s trading symbol changed to SLIX.

On October 25, 2004, the Company issued a total of 22,000,000 shares pursuant to the Share Exchange Agreement to be held in trust for delivery at closing.

On October 26, 2004, the Company issued a total of 6,784,422 post consolidated shares in full and final settlement of all of the debt on the balance sheet, save for legal and accounting fees, which will be paid at closing.

9.

Comparative figures

a)

Certain figures in the 2003 and 2002 financial statements have been reclassified to conform with the basis of presentation used in the current year.

a)

Figures for 2002 were audited by another auditor.

VECTORIA INC.

INTERIM FINANCIAL STATEMENTS

(Unaudited)

TABLE OF CONTENTS

Interim Balance Sheet for the periods ended September 30 2003, June 30, 2003, December 31, 2002

F-13

Interim Statement of Operations for the three month and six month periods ended June 30, 2003 and June 30, 2002 and the three month and nine month periods ended September 30, 2003 and September 30, 2002

F-14 – F-15

Interim Statement of Cash Flows for the six month periods ended June 30, 2003 and 2002 and the nine month periods ended September 30, 2003 and 2002

F-16

Notes to Financial Statements

F-17 – F-18

VECTORIA INC.

Balance Sheet

As at

(Unaudited)

	September 30, 2003	June 30, 2003	December 31, 2002
Assets

Current assets
Cash	$ -	$ -	$ 13,181
Accounts receivable	-	-	8,400

Total current assets	-	-	21,581

Capital assets	-	-	567,680

Total assets	$ -	$ -	$ 589,261

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$ 364,127	$ 358,127	$ 1,084,154
Due to related parties	-	-	81,900
Current portion of obligation under capital leases	-	-	464,250
Loans payable	-	-	60,976

Total current liabilities	364,127	358,127	1,691,280

Obligation under capital leases	-	-	202,667

Total liabilities	364,127	358,127	1,893,947

Stockholders’ Deficit

Preferred stock, $0.01 par value, 20,000,000 shares authorized, non outstanding, Common stock, $0.01 par value, 80,000,000 shares authorized 38,312,721 shares outstanding	197,727	197,727	184,227

Paid in capital	1,483,525	1,483,525	1,400,861

Accumulated deficit	(2,045,379)	(2,039,379)	(2,889,774)

	(364,127)	(358,127)	(1,304,686)

Total liabilities and stockholders’ deficit	$ -	$ -	$ 589,261

VECTORIA INC.

Interim Statement of Operations

For the Three and Six Months Period Ended

(Unaudited)

	Three Months June 30,		Six Months June 30,
	2003	2002	2003	2002

Sales	$ -	$ 34,987	$ 31,168	$ 34,987

Expenses

Operating	-	212,347	60	212,347
Administrative	110,842	378,045	219,202	378,045
Amortization of capital assets	-	58,292	-	58,292

	110,842	648,684	219,262	648,684

Net loss before other item	(110,842)	(613,697)	(188,094)	(613,697)

Gain on disposal of Subsidiary Debts	-	-	(567,680)	-
Write-off of capital assets	1,606,169	-	1,606,169	-

Net earnings (loss)	$ 1,495,327	$ (613,697)	$ 850,395	$ (613,697)

Net earnings (loss) per share	$ 0.039	$ (0.018)	$ 0.022	$ (0.018)

Weighted average number of shares outstanding	$ 38,312,721	$ 34,615,010	$ 38,312,721	$ 34,615,010

VECTORIA INC.

Interim Statement of Operations

For the Three and Nine Months Period Ended

(Unaudited)

	Three Months September 30,		Nine Months September 30,
	2003	2002	2003	2002

Sales	$ -	$ 101,509	$ 31,168	$ 217,223

Expenses

Operating	-	116,553	60	373,188
Administrative	6,000	118,954	225,202	647,252
Amortization of capital assets	-	53,830	-	172,098

	6,000	289,337	225,262	1,192,538

Net loss before other item	(6,000)	(187,828)	(194,094)	(975,315)

Write-off of capital assets	-	-	(567,680)	-
Gain on settlement of subsidiary obligations	-	-	1,606,169	-

Net earnings (loss)	$ (6,000)	$ (187,828)	$ 844,395	$ (975,315)

Net earnings (loss) per share	$ (0.00)	(0.005)	$ 0.022	$ (0.028)

Weighted average number of shares outstanding	$ 38,312,721	$ 35,159,186	$ 38,312,721	$ 35,159,186

VECTORIA INC.

Interim Statement of Cash Flows

For the Six and Nine Month Periods Ended

(Unaudited)

	Six Months June 30,		Nine Months September 30,
	2003	2002	2003	2002
Cash flow from operating activities
Net earnings (loss)	$ 850,395	$ (787,487)	$ 844,395	$ (975,315)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Issuance of stock pursuant to consulting agreement	96,164	-	96,164	-
Write-off capital assets	567,680	-	567,680	-
Gain on disposal of subsidiary obligations	(1,606,169)	118,268	(1,606,169)	-
Amortization of capital assets			-	172,098
Changes in non-cash working capital balances related to operations
Increase (decrease) accounts receivable	8,400	55,120	8,400	88,938
Increase (decrease) prepaid expenses		(300)	-	(481)
Increase (decrease) accounts payable	(726,027)	522,421	(720,027)	588,138
Increase (decrease due to related parties	(81,900)	(3,313)	(81,900)	(3,313)
	(1,741,852)	692,196	(1,735,852)	845,380

Cash provided by (used in) operating activities	(891,457)	(95,291)	(891,457)	(129,945)

Cash flow used in investing activity

Acquisition of capital assets	-	(49,012)	-	(49,012)

Net cash flow used in investing activities	-	(49,012)	-	(49,012)

Cash flow from (used in) financing activities

Proceeds from disposal of subsidiaries	1,606,169	-	1,606,169	-
Repayment of capital lease		(47,522)		(71,858)
(Decrease) increase in loans payable	(60,976)	164,250	(60,976)	164,750
Obligation under capital lease	(666,917)	14,607	(666,917)	14,607

Cash flow from (used in) financing activities	878,276	131,835	878,276	107,499

Net increase (decrease) in cash and cash equivalents	(13,181)	(12,468)	(13,181)	(71,458)

Cash and cash equivalents, beginning of period	13,181	389	13,181	389

Cash and cash equivalents, end of period	$ -	$ (12,079)	$ -	$ (71,069)
Supplemental disclosure of cash flow information

Interest	$ -	$ -	$ -	$ 43,507

VECTORIA INC.

 Note to Unaudited Financial Statements

1.

The accompanying unaudited consolidated financial statements for the six month periods ending June 30, 2003 and 2002 and the nine month periods ending September 30, 2003 and 2002 do not include all disclosures required by generally accepted accounting principles for complete financial statements.

In the opinion of management of Vectoria Inc., all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the company’s Annual Report on form 10-KSB for the fiscal years ended December 31, 2003 and 2002.

2. Subsequent Events

On August 23, 2004, the company concluded a reverse split of its shares on the basis of one share for every 6 shares held and the company’s trading symbol changed to VTRR.  Management determined to undertake to bring the company current with its regulatory filings and intends to re-list the company’s stock on the NASD OTC-BB.

On August 31, 2004, Vectoria entered into five (5) debt settlement agreements whereby it will issue a total of 4,620,900 shares of its common stock as repayment of $46,209 of debt owed by Vectoria.  The shares to be issued will represent approximately 42% of Vectoria’s total issued and outstanding shares at the time of the issuance.  The Company also issued 166,666 shares of its common stock in final settlement of outstanding salaries for its past President, Serge Doyon.

On September 2, 2004, Vectoria, Inc. (“Vectoria”) entered into a Share Exchange Agreement with the shareholders of Satelinx Tracking Systems Inc. (“Satelinx”), whereby Vectoria agreed to acquire all of the issued and outstanding shares of common stock of Satelinx.

Satelinx is a provider of tracking systems and integrated asset location services with its headquarters located in Montreal, Quebec, Canada.  Satelinx has converged wireless communications (GSM) and the Internet with global positioning (GPS/GPRS) technology enabling end-to-end mobile asset and vehicle location and monitoring solutions combining realtime GPS positioning and wireless communications systems delivering precise, timep-critical mobile assets status and history information for increased security, greater loss control and telematics services.  Under the terms of the Share Exchange Agreement, Vetoria is required to have no more than 8,000,000 shares of its common stock immediately prior to the closing.

The transaction was scheduled to close on or before October 15, 2004, amended to November 10, 2004, and was subject to approval by Vectoria’s shareholders owning a majority of Vectoria’s common stock.  On September 3, 2004 the majority of the shareholders of Vectoria approved:

a.

Board of Director’s proposal to approve the Share Exchange Agreement dated September 2, 2004, with Satelinx Tracking Systems Inc. (“Satelinx”) whereby the corporation will acquire all of the issued and outstanding shares Satelinx in exchange for 22,000,000 shares of the corporation’s Class A common stock.

VECTORIA INC.

 Note to Unaudited Financial Statements

b.

The Board of Directors’ proposal to amend the corporation’s Articles of Incorporation to change the corporation’s name from “Vectoria Inc.” to “Satelinx International Inc.”

c.

 Board of Director’s proposal to approve the reverse split of the outstanding shares of the corporation’s Class A common stock on the basis of one share for every ten shares outstanding (1 for 10) shares held with all fractional shares rounded up to the next whole number.

d.

The Board of Director’s proposal to appove the increase the corporation’s authorized share capital to 80,000,000 shares of common stock.

As of the date of this statement, the name change and the reverse split have been effected.  The Share Exchange Agreement has been verbally amended to extend the closing date to November 10, 2004.   The Corporation has issued the following shares as at November 3, 2004:

On October 21, 2004, the Company effected a second reverse split of its shares on the basis of one share for every ten shares held and a name change to Satelinx, Inc. and the Company’s trading symbol changed to SLIX.

On October 25, 2004, the Company issued a total of 22,000,000 shares pursuant to the Share Exchange Agreement to be held in trust for delivery at closing.

On October 26, 2004, the Company issued a total of 6,784,422 post consolidated shares in full and final settlement of all of the debt on the balance sheet, save for legal and accounting fees, which will be paid at closing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 24, 2004, the Board of Directors of the Company dismissed Amisano Hanson,  the Company’s independent auditors.  Amisano Hanson audited the Company's consolidated financial statements for the  fiscal years 1998 to 2002.

The reports of Amisano Hanson accompanying the audit for the fiscal years December 31, 2001 and December 31, 2002 were not qualified or modified as to audit scope or accounting principles. However, such reports did contain a modification with regards to the entity's ability to continue as a going concern.

During our two fiscal years ended December 31, 2001 and December 31, 2002, and during the period from December 31, 2002 to September 24, 2004, there were (1) no disagreements between the Company  and Amisano Hanson on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure; (2) no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B"); and (3) no matters identified by Amisano Hanson  involving our internal control structure or operations which was considered to be a material weakness.

The Company did not prepare financial statements for its fiscal year ended December 31, 2003 and present them to Amisano Hanson for audit.

Engagement of New Accountant

On September 24, 2004, the Board of Directors of the Company appointed Schwartz Levitsky Feldman, LLP as the Company’s  new independent accountants.   The Company undertook this action due to the fact that the Company  is based in Montreal, Quebec and has determined that it would be in the best interests of the Company to have its independent accountants in the city where the Company will be conducting its business operations.

During its two most recent fiscal years ended December 31, 2003, the Company did not consult with Schwartz Levitsky Feldman, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did the Company consult with Schwartz Levitsky Feldman, LLP  with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Jean-Francois Amyot	32	President and Director
Richard St. Julien	35	Secretary and Director
Rahman Ali-Khan	50	Director

Satelinx's directors are elected by the holders of Satelinx's common stock. Cumulative voting for directors is not permitted. The term of office of directors of Satelinx ends at the next annual meeting of Satelinx's shareholders or when their successors are elected and qualified. The term of office of each officer of Satelinx ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of Satelinx.

Richard St-Julien, Mr. St-Julien has been a member of the Board of Directors since November 13, 2001 and was appointed the Secretary- Treasurer of the Company on November 13, 2001. Mr. St. Julien has a Bachelor of Law degree from the University of Ottawa. He has practiced Commercial and International Law since 1992. He has been a practicing attorney since that time and is involved in numerous business ventures as entrepreneur. He has recently moved to Montreal and specializes in International Business Law and Canadian securities law with strategic partners in Western Canada and the USA.

Mr. St. Julien has also been a member of the Board of Directors of Terra Nostra Technology Ltd., a reporting company in the bio-technology field.

Jean-Francis Amyot, Mr. Amyot has been a member of our Board of Directors since August 31, 2004 and   was appointed President of the Company on October 15, 2004.  Mr. Amyot is the Senior General Partner at Finkelstein Capital, a mergers & acquisition consulting firm specializing in the small cap market and has been with the firm from October 2003.  From October, 1999 to October 2003 Mr. Amyot was employed with publicly traded China Xin Network Media Corporation from October 1999 to October 2003 and for the last two years served as the Chairman and was the President and Chief Executive Officer.

Mr.  Amyot is the interim chairman and a director of Bio-Tracking Security Inc. a company trading on the over the counter bulletin board.

Rahman Ali-Khan -  Mr. Ali-Khan was appointed to the Board of Directors on October 15, 2004.   Mr. Ali-Khan is the Chief Financial Officer of Finkelstein Capital, a mergers & acquisition consulting firm specializing in the small cap market and has been with the firm from April 2004.  From July 2001 to December 2003, Mr. Khan was the Chief Financial Officer of China Xin Network Media Corporation, a global provided of financial, economic and business information on China which was a Nasdaq list, Canadian based company.  From July 1995 to June 2001, he was the founding Director and Executive Board Member of Transys Networks Inc.   Mr. Ali-Khan was admitted to the Canadian Institute of Chartered Accountants in 1983 and as an FCA to the Institute of Chartered Accountants of Pakistan in 2001.  He holds a Bachelor of Commerce (Accounting) degree from Concordia University, Montreal, Quebec.

Mr. Ali-Khan does not sit on the Board of Directors and is not an officer of any other reporting companies.

None of our executive officers or directors have been involved in any business which has been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Richard St. Julien	Secretary and Member of the Board of Directors	1	N/A	N/A
Jean-Francois Amyot	Member of the Board of Directors	1	N/A	N/A
Rahman Ali-Khan	Member of the Board of Directors	1	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company has targeted the third quarter of fiscal year 2004 to review and finalize the adoption of a code of ethics.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2004.

AUDIT COMMITTEE

The Board of Directors presently does not have an audit committee.  The Board of Directors performs the same functions as an audit committee.  Since there are not a sufficient number of independent members of the Board it is not feasible at this time to have an audit committee.

ITEM 10. EXECUTIVE COMPENSATION

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

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2003.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards
Serge Doyon President	2003	$35,314	-0-	-0-	1,000,000*
Serge Doyon President	2002	-0-	-0-	-0-	500,000
Serge Doyon, President from November 15, 2001	2001	-0-	-0-	-0-	-0-
Denis Laprairie, President to November 15, 2001	2002	-0-	-0-	-0-	-0-

*On January 28, 2003 the Corporation agreed to issue a total of 1,500,000 shares to Serge Doyon in settlement of outstanding fees from his employment contract in the amount of $162,686.   500,000 shares are shown as issued for 2002 and 1,000,000 for 2003.   The 1,000,000 shares were issued during 2004 and were issued as 166,666 common shares pursuant to a one for six reverse split of the Company’s stock.

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors to date.

STOCK OPTION AND STOCK AWARD PLANS

The stock option as filed by the Company on April 15, 2002 was cancelled on October 15, 2004. The Company presently has no stock option or stock award plans.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of October 28, 2004, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors and 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)

Common	Dominion Investments Ltd. (2) Providence House East Hill Street P.O. Box N- 7047 Nassau, Bahamas	1,904,635 common shares	6.4%

Common	9090-9417 Quebec Inc. (3) 2160, de la Montagne, Suite 700 Montreal, Quebec H3G-2T3	1,375,000 common shares	17.4%

Common	Adventure Overseas Holding Corp. (4) Cor Baymen Ave and Calle Al Mar Belize City, Belize	848,634 common shares	10.7%

Common	Buccaneer Holdings Inc. (5) P.O. Box 1678, Belize City, Belize, Central America	741,881 common shares	9.4%

Common	Caribbean Overseas Investments Ltd. (6) Corner of Tarpon and Pescador Streets San Pedro, Amergris Caye, Belize	899,450 common shares	11.4%

Common	Marketing Management Group (7) Cor Baymen Ave and Calle Al Mar Belize City, Belize	1,138,475common shares	14.4%
	Officers and Directors
Common	Richard St. Julien, Secretary and Director of Vectoria, Inc. 720-2160 Rue de la Montagne, Montreal, Quebec	-0- common shares	0%

Common	Jean Francois Amyot 1000 de la Gauchetiere Ouest Suite 2400 Montreal, Quebec H3B 4W5	-0- common shares	0%

Common	Rahman Ali-Khan 1000 de la Gauchetiere Ouest Suite 2400 Montreal, Quebec H3B 4W5	-0- common shares	0%

Common	All Officers and Directors as a group	-0- common shares	0%

(1)Based on 29,901,772 shares of common stock outstanding.

(2) The beneficial owner of Dominion Investments Ltd. is Martin Tremblay.

(3) The beneficial owner of 9090-9417 Quebec Inc. is Daniel Julien.

(4) The beneficial owner of Adventure Overseas Holding Corp. is Lizette Herbert.

(5) The beneficial owners of Buccaneer Holdings Inc. are Walter Brown, Al Brown, Berta Tillman, Alfonso Sevasey,

Renegade Recreational Rentals Inc., Dorothy Vasquez, Rupert Flowers, Gerald Jones and Yvette Burks.

(6) The beneficial owner of Caribbean Overseas Investments Ltd. is Crysler Investments Ltd. whose beneficial owner is Clifford Winsor.

(7) The beneficial owner of Marketing Management Group is A Lui.

CHANGES OF CONTROL

If the Share Exchange Agreement with Satelinx Tracking System Inc. is completed, the Company will be issuing a total of 22,000,000 shares of its common stock. As a result, the Company will have a total amount of no more than 30,000,000 shares issued and outstanding, of which the 22,000,000 shares issued to the shareholders of Satelinx Tracking System Inc. will represent 73.3% if the total issued outstanding shares are 30,000,000.

Mr. Chris Tsoukalas	3 000
Mr. George Tsoukalas	3 200
Mr. Timo Psiharis	20 000
Mr. George Kanavaros	15 000
Ms. Reveka Adamopoulos	5 000
Mr. Costa Psiharis	3 000
Mr. Costa Thomas	25 000
Mr. Paul Phillips	10 000
Mr. Emmanuel Mavroudis	2 500
Mr. Emmanuel Tzorbatzakis	2 500
Mr. Panagiotis Nikiforos	10 000
Mr. Petros Xenakis	20 000
Ms. Vasiliki Tsirgotis	2 000
Mr. Louis Tsirgotis	3 000
Mr. Stavros Psiharis	60 000
Mr. Keith Borden	15 000
Ms. Vasiliki Nikolakakos	2 000
Ms. Mary Axiotis	2 000
Ms. Gregoria Mavrogeorgis	5 000
Mr. John Kapakos	10 000
Mr. Terry Nikiforos	10 000
Mr. Chris Xenakis	35 000
Mr. Nicolas Koutroumanis	25 000
Mr. Nector Koutroumanis	25 000
Mr. Petros Louladakis	20 000
Mr. Costantine Pappas	5 000
Ms. Vasiliki Tsolakos	5 000
Mr. John Papadimas	2 000
Mr. George Giakos	5 000
Ms. Sophie Perlingas	1 000

Mr. Constantine Tsiorvas	20 000
Mr. Danny Wolberg	3 000
Mr. Ryan Gross	5 000
Mr. Nick Souhleris	1 000
Mr. Petro Makridis	2 500
Mr. Serge Martin	5 000
Mr. Stephane Pehlivanian	6 000
Mr. Richard Franzaque	25 000
Mr. Emmanuel Stamatiadis	5 000
Mr. George Stavropoulos	35 000
Mr. Constantine Makris	4 480
Mr. Peter Pitsolantis	1 500
Mr. Claudio Natale	10 000
Mr. Michael Bucci	2 000
Ms. Nadia Rona	1 000
Mr. Lance Townend	25 000
Mr. Itamar Cohen	50 000
Mr. Homer Pateridis	100 000
Mr. Jehangir Mistry	40 000
Mr. Antonio Fulcro	50 000
Mr. Joseph Moshopoulos	25 000
Mrs. Maria Tutino	500 000
Mr. Domenic Salerno	100 000
Mr. Carlo Farruggia	100 000
Mr. Marco Landucci	50 000
Mr. Johnny Morrabito	100 000
Mr. Domenic Trimarchi	250 000
Mr. Loris Cavaliere	50 000
Mr. Pat Melloso	5 000
Mr. Petros Makridis	2 500
Mr. George Galatas	10 000
Mr. Nicholas Aza	10 000
Mr. Lance Townend	10 000
Mr. Costantine Psicharis	5 000
Mr. Konstantinos Mouzos	65 000
Mr. Dimitrios Merkouris	105 000
Mr. Ilias Damilos	60 000
Mr.Marigoula Axiotopoulou	120 000
Mr. Petros Vlassopoulos	2 500

Mr. Meletios Moiras	75 000
Mr. Nikolaos Poufos	90 000
Mr. Angelo Massotti	25 000
Mr. Ioannis Glegles	105 000
Mr. Ioannis Zervas	56 000
Mr. Dimitrios Bouhalis	15 000
Mr. Kalliopi Kosteas	30 000
Mr. Antonis Koutsaimanis	45 000
Mr. Efstathios Margaritis	45 000
Mr. Mihali Mitropoulos	30 000
Mr. Sebouh Melkonian	100 000
Miriam Anidjar	100 000
Zahava Grinfeld	100 000
Abram Grinfeld	100 000
Zeiko Sormaz	100 000
Mr. Jason C.C. Hu	500 000
Quoc Huy Roan	250 000
Abdul Sharif	250 000
Frank Charbonneau	25 000
Nancy Boileau	50 000
Stelios Rounis	75 000
Anthony Vassilliou	75 000
Steve Spyropolous	50 000
Sam Grinfeld	8 698 160
Cosmo Salerno	8 698 160

Mr. Sam Grinfeld and Mr. Cosmo Salerno are the founders of Satelinx Tracking System Inc. and have operated, owned  and managed Satelinx from its inception.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 28, 2003, the Corporation entered into a Settlement Agreement with Serge Doyon to settle outstanding fees in the amount of $162,686 pursuant to an employment contract.   During 2003 the Corporation issued and total of 500,000 shares to Mr. Doyon and during 2004 the Company issued a total of 166,667 (1,000,000 pre-consolidated shares) to Mr. Doyon.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
2.1	Share Exchange Agreement dated as of October 2, 2001 between the Registrant and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
2.2	Share Exchange Agreement dated as of October 2, 2001 between Medan Management Corp. and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
3(i).2	Certificate of Amendment of the Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).3	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).1	Amendment No. 1 to the Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.1	Employment Agreement with Kenneth Liebscher	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.2	Share Exchange Agreement between the Company and Satelinx Tracking Systems Inc.	Filed herewith
31	Rule 13a – 14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certification	Filed herewith

(b)

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2003 and December 31, 2002:

Services	2003	2002
Audit fees	$3,000	$6,300
Audit related fees	$2,500	$7,500
Tax fees	$ -	$ -
Total fees	$5,500	$13,800

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELINX INTERNATIONAL INC.

By:/s/ Jean-Francois Amyot
Name:  Jean- Francois Amyot

Title: President and Director

Date: November 9, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Richard St-Julien
Name: Richard St-Julien
Title: Secretary and Director

Date: November 9, 2004

By: /s/ Jean-Francois Amyot
Name: Jean-Francois Amyot
Title:  President and Director
Date: November 9, 2004

By: /s/ Rahman Ali-Khan
Name: Rahman Ali-Khan
Title:  Director
Date: November 9, 2004