Form 10QSB
period 2004-03-31
SATELINX INTERNATIONAL INC.
filed 2004-11-17
CIK 1082706

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2004

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 33-55254-01

SATELINX INTERNATIONAL INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	88-0402908
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2160, rue de la Montagne, 7th Floor

 Montreal, Quebec, Canada, H3G-2T3

(Address of principal executive offices)

Telephone: (514) 845-0084

(Issuer’s telephone number)

Not applicable

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

No   X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes

No __

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

7,901,770* shares of common stock, $.001 value, as of November 08, 2004.

 *This does not include 22,000,000 shares issued and held in trust pursuant to a Share Exchange Agreement with Satelinx Tracking Systems Inc.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Interim Balance Sheet	F-1

Interim Statements of Loss and Deficit	F-2

Interim Statements of Cash Flows	F-3

Interim Statements of Stockholder’s Equity (deficiency)	F-4 - F-5

Notes to Interim Financial Statements	F-6 - F-7

Satelinx International Inc. (Formerly Vectoria Inc.) INTERIM BALANCE SHEETS March 31, 2004 and December 31, 2003 (Stated in US Dollars) (Unaudited)
	March 31, 2004 (Unaudited)	December 31, 2003 (Note 1)
ASSETS
Current Assets
Cash	$0	0
Accounts receivable	0	0
Total Current Assets	0	0

Capital Assets	0	0

Total Assets	0	0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable (Note 3)	$376,127	370,127
Due to related parties	0	0
Current portion of obligations under capital leases	0	0
Loans payable	0	0
Total Current Liabilities	376,127	370,127

Long Term Liabilities
Obligations under capital leases	0	0

Total Liabilities	376,127	370,127

Stockholders' Deficiency
Preferred stock, $0.01 par value 20,000,000 shares authorized , none outstanding . Common stock, $0.01, par value 80,000,000 shares authorized 38,312,721 shares outstanding.	197,727	197,727
Paid in capital	1,483,525	1,483,525
Deficit	(2,057,379)	(2,051,379)
Total Stockholders' Equity	(376,127)	(370,127)
Total Liabilities and Stockholders' Equity	0	0

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc. (Formerly Vectoria Inc.) INTERIM STATEMENTS OF LOSS AND DEFICIT For the three months ended March 31, 2004 and 2003 (Stated in US Dollars) (Unaudited)
	For the Three Months Ended March 31,
	2004	2003
Sales	$0	31,168
Operating Expenses	$0	60

Gross Profit (Loss)	$0	31,108

Expenses
Administrative expenses	$6,000	108,360
Amortization of Capital Assets	$0	0
	$6,000	108,360

Net Loss before other item	$(6,000)	(77,252)
Other item:
Write-off capital assets	$0	(567,680)

Net Earnings (Loss) for the period	$(6,000)	(644,932)

Deficit – Beginning of Period	$(2,051,379)	(2,889,774)

Deficit – End of Period	$(2,057,379)	(3,534,706)

Basic Earnings (Loss) per share	(0.00)	(0.02)

Weighted Average Number of Shares Outstanding	38,312,721	36,988,611

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc. (Formerly Vectoria Inc.) INTERIM STATEMENTS OF CASH FLOWS For the three months ended March 31, 2004 and 2003 (Stated in US Dollars) (Unaudited)
	For the Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net Earnings (Loss) for the period	$(6,000)	(644,932)

Add: Adjustments to reconcile net loss to net cash used in Operations:
Issue of Stock pursuant to consulting agreements	$0	62,000
Amortization of Capital Assets	$0	0
Write off of Capital Assets	$0	567,680
Gain on Disposal of Subs Debts	$0	0
Changes in non-cash working capital balances related to operations:
Accounts Payable	$6,000	(21,207)
Accounts Receivable	$0	0
Due to related parties	$0	23,173
Prepaid Expenses	$0	0
	0	(13,106)
Cash Flow from (Used in) Financing Activity
Proceeds on Disposal of subs	$0	0
Obligation under Capital Lease	$0	1,940
Repayment of Capital Lease	$0	0
Increase in loans payable	$0	0
		$1,940
Cash Flow used in Investing Activity
Acquisition of Capital Assets	$0	0

Net Increase (Decrease) in cash during the period	$0	(11,166)

Cash – Beginning of the period	$0	13,181

Cash – End of the period	$0	2,015

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$0	0
Income taxes	$0	0
Non-Cash Transaction (Note 3)	$0	0

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc.

(Formerly Vectoria Inc.)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the period from August 24, 1998 (Date of Incorporation) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Total
	$	$	$	$	$
Balance as at December 31, 1999	20,901,000	23,610	125,890	132,394	(17,106)
Shares issued for cash pursuant to a subscription agreement at $1.25	80,000	800	99,200	0	100,000
Shares issued for cash pursuant to a subscription agreement at $1.60	175,000	1,750	278,250	—	280,000
Non-cash compensation charge	0	0	45,127	0	45,127

Net Loss for the year				(266,106)	(266,106)

Balance as at December 31, 2000	21,156,000	26,160	548,467	(398,500)	176,127
Pursuant to Business Acquisition	13,000,000	130,000	(100,829)	0	29,171
For services rendered	18,000	180	8,820	0	9,000
				(1,149,405)	(1,149,405)
Balance as at December 31, 2001	34,174,000	156,340	456,458	(1,547,905)	(935,107)
Shares issued to settle loans payable at $0.50	332,500	3,325	162,925	0	166,250
Shares issued to settle accounts payable at $0.10	884,000	8,840	79,560	0	88,400

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc.

(Formerly Vectoria Inc.)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the period from August 24, 1998 (Date of Incorporation) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Total
	$	$	$	$	$
Shares issued to settle accounts payable -at $0.099	425,000	4,250	37,750	-	42,000
-at $0.50	437,673	4,377	215,654	-	220,031
-at $0.60	289,102	2,891	170,570	-	173,461
-at $0.67	420,446	4,204	277,944	-	282,148
Net Loss for the year				(1,341,869)	(1,341,869)
Balance as at December 31, 2002	36,962,721	184,227	1,400,861	(2,889,774)	(1,304,686)
Shares issued to settle accounts payable at $0.07	500,000	5,000	29,164	-	34,164
Shares issued for services at $0.07	850,000	8,500	53,500	-	62,000
Net profit for the year	-	-	-	838,395	838,395

Balance at December 31, 2003	38,312,721	197,727	1,483,525	(2,051,379)	(370,127)

Net (Loss) profit for the three Months ended March 31, 2004	-	-	-	(6,000)	(6,000)

Balance at March 31,2004	38,312,721	197,727	1,483,525	(2,057,379)	(376,127)

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc.

(Formerly Vectoria Inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Stated in US Dollars)

(Unaudited)

1.

INTERIM REPORTING

While the information presented in the accompanying interim three months financial statements of Satelinx International Inc. (the “Company”) is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim consolidated periods presented. All adjustments are normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company’s December 31, 2003 annual financial statements.

2.

CONTINUANCE OF OPERATIONS

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2004, the Company had a working capital deficiency of $376,127 which is not sufficient to met its planned business objectives or to fund ongoing operations for the next twelve months. The Company has accumulated losses of $2,070,129 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

3.

RELATED PARTY TRANSACTIONS

Included in accounts payable at March 31, 2004 is $71,811 owing to a director of the Company with respect to unpaid administrative expenses.

4.

SUBSEQUENT EVENTS

On August 23, 2004, the company concluded a reverse split of its shares on the basis of one share for every 6 shares held and the Company’s trading symbol changed to VTRR.  Management determined to undertake to bring the company current with its regulatory filings and intends to re-list the Company’s stock on the NASD OTC-BB.

On August 31, 2004, the Company entered into five (5) debt settlement agreements whereby it will issue a total of 4,620,900 shares of its common stock as repayment of $46,209 of debt owed by the Company. The shares to be issued will represent approximately 42% of the Company’s total issued and outstanding shares at the time of the issuance.  The Company also issued 166,666 shares of its common stock in final settlement of outstanding salaries for its past President, Serge Doyon.

On September 2, 2004, the Company entered into a Share Exchange Agreement with the shareholders of Satelinx Tracking Systems Inc. (“Satelinx”), whereby the Company agreed to acquire all of the issued and outstanding shares of common stock of Satelinx.

Satelinx International Inc.

(Formerly Vectoria Inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Stated in US Dollars)

(Unaudited)

4.

SUBSEQUENT EVENTS (CON’T)

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

On September 3, 2004 the majority of the shareholders of the Company approved:

a)

The Board of Director’s proposal to approve the Share Exchange Agreement dated September 2, 2004, with Satelinx Tracking Systems Inc. (“Satelinx”) whereby the Company will acquire all of the issued and outstanding shares Satelinx in exchange for 22,000,000 shares of the Company’s Class A common stock.

b)

The Board of Directors’ proposal to amend the Company’s Articles of Incorporation to change the Company’s name from “Vectoria Inc.” to “Satelinx International Inc.”

c)

The Board of Director’s proposal to approve the reverse split of the outstanding shares of the Company’s Class A common stock on the basis of one share for every ten shares outstanding (1 for 10) shares held with all fractional shares rounded up to the next whole number.

d)

The Board of Director’s proposal to approve the increase of the Company’s authorized share capital to 80,000,000 shares of common stock.

As of the date of this report, the name change and the reverse split have been effected.  The Share Exchange Agreement has been verbally amended to extend the closing date to November 10, 2004.  The Company has issued the following shares as at November 3, 2004.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

At present, Satelinx International Inc. (the “Company”) has no operations and the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.

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

On October 15, 2004, the Company and Satelinx entered into a verbal agreement to extend the closing date to November 10, 2004 and to make certain amendments to the Share Exchange Agreement prior to that date.  As at the date of this filing no formal extension or amendment has been signed.

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

The Company cannot at this time make any estimate as to the amount of funds that will be required over the next twelve months should it successfully complete the acquisition of Satelinx.   The Company presently has no finances with which to fund any ongoing operations. Presently the Company is relying on loans from existing shareholders in order to meet its expenses.  Should the acquisition of Satelinx not close, the Company will be required to raise a minimum of $200,000 for the next twelve months of operations.  The Company will be attempting to raise these funds by either debt or equity financings.  There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

The amount and timing of additional funds required can not be definitively stated as at the date of this report and will be dependent on a variety of factors.    Funds provided during the last fiscal year have been raised through loans from related parties.  The Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

ITEM 3.  CONTROLS & PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.

DEFAULTSUPON SENIOR SECURITIES

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

SATELINX INTERNATIONAL INC.

Date: November 17, 2004

By: /s/ Jean-Francois Amyot

Name:  Jean-Francois Amyot

Title:  President and Director

4