Form 10QSB
period 2004-06-30
SATELINX INTERNATIONAL INC.
filed 2004-11-17
CIK 1082706

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2004

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

Yes  ___

No   X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes  ___

No ___

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

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Interim Balance Sheet	F-1

Interim Statements of Loss and Deficit	F-2

Interim Statements of Cash Flows	F-3

Interim Statements of Stockholder’s Equity (deficiency)	F-4 - F-5

Notes to Interim Financial Statements	F-6 - F-7

Satelinx International Inc. (Formerly Vectoria Inc.) INTERIM BALANCE SHEETS June 30, 2004 and December 31, 2003 (Stated in US Dollars) (Unaudited)
	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current Assets
Cash	$0	0
Accounts receivable	0	0
Total Current Assets	0	0

Capital Assets	0	0

Total Assets	0	0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable – Note 3	$382,127	370,127
Due to related parties	0	0
Current portion of obligations under capital leases	0	0
Loans payable	0	0
Total Current Liabilities	382,127	370,127

Long Term Liabilities
Obligations under capital leases	0	0

Total Liabilities	382,127	370,127

Stockholders' Deficiency
Preferred stock, $0.01 par value 20,000,000 shares authorized , none outstanding . Common stock, $0.01, par value 80,000,000 shares authorized 38,312 ,721 shares outstanding.	197,727	197,727
Paid in capital	1,483,525	1,483,525
Deficit	(2,063,379	(2,051,379)
Total Stockholders' Equity	(382,127)	(370,127)
Total Liabilities and Stockholders' Equity	0	0

The accompanying notes are an integral part of these unaudited  financial statement

Satelinx International Inc. (Formerly Vectoria Inc.) INTERIM STATEMENTS OF LOSS AND DEFICIT For the three and six months ended June 30, 2004 and 2003 (Stated in US Dollars) (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$0	0	0	31,168
Operating Expenses	$0	0	0	60

Gross Profit (Loss)	$0	0	0	31,108

Expenses
Administrative expenses	$6,000	110,842	12,000	219,202
Amortization of Capital Assets	$0	0	0	0
	$6,000	110,842	12,000	219,202

Loss for the period before other item	$(6,000)	(110,842)	(12,000)	(188,094)
Other item:
Write-off capital assets (Note 3)	$0	0	0	(567,680)
Gain on Disposal of Subs Debts	$0	1,606,169	0	1,606,169

Net Earnings (Loss) for the period	$(6,000)	1,495,327	(12,000)	850,395

Deficit – Beginning of Period	$(2,057,379)	(3,534,706)	(2,051,379)	(2,889,774)

Deficit – End of Period	$(2,063,379)	(2,039,379)	(2,063,379)	(2,039,379)

Basic Earnings (Loss) per share	$(0.00)	0.04	(0.00)	0.022

Weighted Average Number of Shares Outstanding	38,312,721	37,321,488	38,312,721	37,321,488

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc. (Formerly Vectoria Inc.) INTERIM STATEMENTS OF CASH FLOWS For the three and six months ended June 30, 2004 and 2003 (Stated in US Dollars) (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Cash Flows from Operating Activities
Net Earnings (Loss) for the period	$(6,000)	1,495,327	(12,000)	850,395

Add: Adjustments to reconcile net loss to net cash used in Operations:
Issue of Stock pursuant to consulting agreements	$0	0	0	96,164
Amortization of Capital Assets	$0	0	0	0
Write off of Capital Assets	$0	0	0	567,680
Gain on Disposal of Subs Debts	$0	(1,606,169)	0	(1,606,169)
Changes in non-cash working capital balances related to operations:
Accounts Payable	$6,000	(670,836)	12,000	(726,027)
Accounts Receivable	$0	8,400	0	8,400
Due to related parties	$0	(105,073)	0	(81,900)
Prepaid Expenses	$0	0	0	0
	0	(878,351)	0	(891,457)
Cash Flow from (Used in) Financing Activity
Proceeds on Disposal of subs	$0	1,606,169	0	1,606,169
Obligation under Capital Lease	$0	(668,857)	0	(666,917)
Repayment of Capital Lease	$0	0	0	0
(Decrease) Increase in loans payable	$0	(60,976)	0	(60,976)
	$0	876,336	0	878,276

Cash Flow used in Investing Activity
Acquisition of Capital Assets	$0	0	0	0

Net Increase (Decrease) in cash during the period	$0	(2,015)	0	(13,181)

Cash – Beginning of the period	$0	2,015	0	13,181

Cash – End of the period	$0	0	0	0

Non-Cash Transaction (Note 5)	$0	0	0	0

The accompanying notes are an integral part of these unaudited  financial statements

Vectoria Inc. INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) For the period from August 24, 1998 (Date of Incorporation) to June 30, 2004 (Stated in US Dollars) (Unaudited)
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

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc.

(Formerly Vectoria Inc.)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the period from August 24, 1998 (Date of Incorporation) to June 30, 2004

(Stated in US Dollars)

(Unaudited)

	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Total
	$	$	$	$	$
Shares issued to settle accounts payable -at $0.099	425,000	4,250	37,750	-	42,000
-at $0.50	437,673	4,377	215,654	-	220,031
-at $0.60	289,102	2,891	170,570	-	173,461
-at $0.67	420,446	4,204	277,944	-	282,148
Net Loss for the year				(1,341,869)	(1,341,869)
Balance as at December 31, 2002	36,962,721	184,227	1,400,861	(2,889,774)	(1,304,686)
Shares issued to settle accounts payable at $0.07	500,000	5,000	29,164	-	34,164
Shares issued for services at $0.07	850,000	8,500	53,500	-	62,000
Net profit for the year	-	-	-	838,395	838,395

Balance at December 31, 2003	38,312,721	197,727	1,483,525	(2,051,379)	(370,127)

Net (Loss) profit for the six Months ended June 30, 2004	-	-	-	(12,000)	(12,000)

Balance at June 30, 2004	38,312,721	197,727	1,483,525	(2,063,379)	(382,127)

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc.

(Formerly Vectoria Inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2004

(Stated in US Dollars)

(Unaudited)

1.

ITERIM REPORTING

While the information presented in the accompanying interim six months financial statements of Satelinx International Inc. (the “Company”) is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim consolidated periods presented. All adjustments are normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company’s December 31, 2003 annual financial statements.

2.

CONTINUANCE OF OPERATIONS

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2004, the Company had a working capital deficiency of $382,127 which is not sufficient to met its planned business objectives or to fund ongoing operations for the next twelve months. The Company has accumulated losses of $2,076,129 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

3.

RELATED PARTY TRANSACTIONS

Included in accounts payable at June 30, 2004 is $71,811 owing to a director of the Company with respect to unpaid administrative expenses.

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

The transaction is scheduled to close on or before October 15, 2004, subject to approval by the Company’s shareholders owning a majority of the Company’s common stock.  On September 3, 2004 the majority of the shareholders of the Company approved:

a)

The Board of Director’s proposal to approve the Share Exchange Agreement dated September 2, 2004, with Satelinx Tracking Systems Inc. (“Satelinx”) whereby the corporation will acquire all of the issued and outstanding shares Satelinx in exchange for 22,000,000 shares of the Company’s Class A common stock.

b)

The Board of Directors’ proposal to amend the corporation’s Articles of Incorporation to change the Company’s name from “Vectoria Inc.” to “Satelinx International Inc.”

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

As of the date of this statement, the name change and the reverse split have been effected.  The Share Exchange Agreement has been verbally amended to extend the closing date to November 10, 2004.   The Company has issued the following shares as at November 3, 2004:

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 3. CONTROLS AND PROCEDURES

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

Not applicable

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