Form 10QSB
period 2004-09-30
SATELINX INTERNATIONAL INC.
filed 2004-11-17
CIK 1082706

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2004

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

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Interim Balance Sheet	F-1

Interim Statements of Loss and Deficit	F-2

Interim Statements of Cash Flows	F-3

Interim Statements of Stockholder’s Equity (deficiency)	F-4 - F-5

Notes to Interim Financial Statements	F-6 - F-7

Satelinx International Inc. (Formerly Vectoria Inc.) INTERIM BALANCE SHEETS September 30, 2004 and December 31, 2003 (Stated in US Dollars) (Unaudited)
	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current Assets
Cash	$0	0
Accounts receivable	0	0
Total Current Assets	0	0

Capital Assets	0	0

Total Assets	0	0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable – Note 3	$298,759	370,127
Due to related parties	0	0
Current portion of obligations under capital leases	0	0
Loans payable	0	0
Total Current Liabilities	298,759	370,127

Long Term Liabilities
Obligations under capital leases	0	0

Total Liabilities	298,759	370,127

Stockholders' Deficiency
Preferred stock, $0.01 par value 20,000,000 shares authorized , none outstanding . Common stock, $0.01, par value 80,000,000 shares authorized 43,100 ,287 shares outstanding.	245,603	197,727
Paid in capital	1,553,669	1,483,525
Deficit	(2,098,031	(2,051,379)
Total Stockholders' Equity	(298,759)	(370,127)
Total Liabilities and Stockholders' Equity	0	0

The accompanying notes are an integral part of these unaudited  financial statement

Satelinx International Inc. (Formerly Vectoria Inc.) INTERIM STATEMENTS OF LOSS AND DEFICIT For the three and nine months ended September 30, 2004 and 2003 (Stated in US Dollars) (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$0	0	0	31,168
Operating Expenses	$0	0	0	60

Gross Profit (Loss)	$0	0	0	31,108

Expenses
Foreign Exchange Loss	$28,652	0	28,652	0
Administrative expenses	$6,000	6,000	18,000	225,202
Amortization of Capital Assets	$0	0	0	0
	$34,652	6,000	46,652	225,202

Loss for the period before other item	$(34,652)	(6,000)	(46,652)	(194,094)
Other item:
Write-off capital assets (Note 3)	$0	0	0	(567,680)
Gain on Disposal of Subs Debts	$0	0	0	1,606,169
	0	0	0	(1,038,489)

Net Earnings (Loss) for the period	$(34,652)	(6,000)	(46,652)	844,395

Deficit – Beginning of Period	$(2,063,379)	(2,039,379)	(2,051,379)	(2,889,774)

Deficit – End of Period	$(2,098,031)	(2,045,379)	(2,098,031)	(2,045,379)

Basic Earnings (Loss) per share	$(0.00)	(0.00)	(0.04)	0.022

Weighted Average Number of Shares Outstanding	38,706,220	38,312,721	38,706,220	37,654,365

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc. (Formerly Vectoria Inc.) INTERIM STATEMENTS OF CASH FLOWS For the three and nine months ended September 30, 2004 and 2003 (Stated in US Dollars) (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Cash Flows from Operating Activities
Net Earnings (Loss) for the period	$(34,652)	(6,000)	(46,652)	844,395
Add: Adjustments to reconcile net loss to net cash used in Operations:
Issue of Stock pursuant to consulting agreements	$0	0	0	96,164
Amortization of Capital Assets	$0	0	0	0
Write off of Capital Assets	$0	0	0	567,680
Gain on Disposal of Subs Debts	$0	0	0	(1,606,169)
Changes in non-cash working capital balances related to operations:
Accounts Payable	$(83,368)	6,000	(71,368)	(720,027)
Accounts Receivable	$0	0	0	8,400
Due to related parties	$0	0	0	(81,900)
Prepaid Expenses	$0	0	0	0
	(118,020)	0	(118,020)	(891,457)
Cash Flow from (Used in) Financing Activity
Proceeds on Disposal of subs	$0	0	0	1,606,169
Obligation under Capital Lease	$0	0	0	(666,917)
Repayment of Capital Lease	$0	0	0	0
(Decrease) Increase in loans payable	$0	0	0	(60,976)
	$0	0	0	878,276

Cash Flow used in Investing Activity
Acquisition of Capital Assets	$0	0	0	0
Issuance of Capital Stock	$47,876	0	47,876	0
Increase of Paid in Capital	$70,144	0	70,144	0

Net Increase (Decrease) in cash during the period	$(118,020)	0	(118,020)	(13,181)

Cash – Beginning of the period	$0	0	0	13,181
Cash – End of the period	$0	0	0	0

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$0	0	0	0
Income Taxes	$0	0	0	0
Non-Cash Transaction (Note 5)	$0	0	0	0

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc.

(Formerly Vectoria Inc.)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the period from August 24, 1998 (Date of Incorporation) to September 30, 2004

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

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc.

(Formerly Vectoria Inc.)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the period from August 24, 1998 (Date of Incorporation) to September 30, 2004

(Stated in US Dollars)

(Unaudited)

	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Total
	$	$	$	$	$
Shares issued to settle accounts payable -at $0.099	425,000	4,250	37,750	-	42,000
-at $0.50	437,673	4,377	215,654	-	220,031
-at $0.60	289,102	2,891	170,570	-	173,461
-at $0.67	420,446	4,204	277,944	-	282,148
Net Loss for the year				(1,341,869)	(1,341,869)
Balance as at December 31, 2002	36,962,721	184,227	1,400,861	(2,889,774)	(1,304,686)
Shares issued to settle accounts payable at $0.07	500,000	5,000	29,164	-	34,164
Shares issued for services at $0.07	850,000	8,500	53,500	-	62,000
Net profit for the year	-	-	-	838,395	838,395

Balance at December 31, 2003	38,312,721	197,727	1,483,525	(2,051,379)	(370,127)

Shares issued to settle Accounts Payable
- at $0.01	4,620,900	46,209	0	0	46,209
- at $0.43	166,666	1,669	70,144	0	71,811
Net Loss for the Nine Months September 30, 2004	0	0	0	(46,652)	(46,652)
Balance at September 30, 2004	43,100,287	245,603	1,553,669	(2,098,031)	(298,759)

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc.

(Formerly Vectoria Inc.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2004

(Stated in US Dollars)

(Unaudited)

1.

ITERIM REPORTING

While the information presented in the accompanying interim nine months financial statements of Satelinx International Inc. (the “Company”) is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim consolidated periods presented. All adjustments are normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company’s December 31, 2003 annual financial statements.

2.

CONTINUANCE OF OPERATIONS

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2004, the Company had a working capital deficiency of $270,107 which is not sufficient to met its planned business objectives or to fund ongoing operations for the next twelve months. The Company has accumulated losses of $2,069,379 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

3.

NON-CASH TRANSACTIONS

During the period ended September 30, 2004, the Company issued 4,787,566 shares to settle accounts payable of $118,020.

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

On September 2, 2004, the Company entered into a Share Exchange Agreement with the shareholders of Satelinx Tracking Systems Inc. (“Satelinx”), whereby V the Company agreed to acquire all of the issued and outstanding shares of common stock of Satelinx.

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

The transaction is scheduled to close on or before October 15, 2004, subject to approval by the Company’s shareholders owning a majority of the Company’s common stock.  On September 3, 2004 the majority of the shareholders of V the Company approved:

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

LEGAL PROCEEDINGS

Not applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended September 30, 2004, the Company authorized the issuance of 4,787,566 shares to settle certain debts owned by the Company totaling $46,209 to various creditors and the final payment of shares under a debt settlement with our prior president, Serge Doyon.  The shares were issued to the following parties on August 31, 2004 in the shares amounts and in consideration for the services provided next to their respective names:

Name and Address	Consideration	Services Provided
Carribean Overseas Investments Inc. Corner of Tarpon and Pescador Streets San Pedro, Ambergris Caye, Belize	1,117,200 shares	Settlement of outstanding debt valued at $11,172.00.
Buccaneer Holdings Inc. P.O. Box 1678, Belize City, Belize, Central America	1,019,800 shares	Settlement of outstanding debt valued at $10,198.00.
Adventure Overseas Holding Corp. Cor Baymen Ave and Calle Al Mar Belize City, Belize, Central America	700,000 shares	Settlement of outstanding debt valued at $7,000.00.
Marketing Management Group Inc. Cor Baymen Ave and Calle Al Mar Belize City, Belize, Central America	1,020,900 shares	Settlement of outstanding debt valued at $10,209.00
Dominion Investments Inc. Providence House East Hill Street P.O. Box N-7047 Nassau, Bahamas	763,000 shares	Settlement of outstanding debt valued at $7,630.00.

Serge Doyon Montreal, Quebec	166,666 shares	Final payment under debt settlement agreement.

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
2.1	Share Exchange Agreement dated as of October 2, 2001 between the Registrant and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
2.2	Share Exchange Agreement dated as of October 2, 2001 between Medan Management Corp. and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
3(i).2	Certificate of Amendment of the Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).3	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).1	Amendment No. 1 to the Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001

3(ii).2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.1	Employment Agreement with Kenneth Liebscher	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.2	Share Exchange Agreement dated as of September 2, 2004 between the Registrant and the shareholders of Satelinx Tracking Systems Inc.	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-KSB for the period ending December 31, 2003 filed November 12, 2004.
31	Rule 13a – 14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certification	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELINX INTERNATIONAL INC.

Date: November 17, 2004

By: /s/ Jean-Francois Amyot

Name:  Jean-Francois Amyot

Title:  President and Director

4