Form 10KSB
period 2004-12-31
SATELINX INTERNATIONAL INC.
filed 2005-04-18
CIK 1082706

SECURITIES AND EXCHANGE 1COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

809 DesLauriers, Ville St. Lauent, Quebec, Canada H4N 1X3

Telephone: (514) 332-2523

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

$25,891

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$ 12,941,235 as of  April 12, 2005

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

42,105,912 common shares as of April 13, 2005

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

On August 23, 2004, the Company concluded a reverse split of its shares on the basis of one share for every six shares held.

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

On September 2, 2004, the Company entered into a Share Exchange Agreement with the shareholders of Satelinx Tracking Systems Inc. (“Satelinx”), whereby the Company agreed to acquire all of the issued and outstanding shares of the common stock of Satelinx in exchange for 22,000,000 shares of the Company’s common stock.   Satelinx is a provider of tracking systems and integrated asset location services with its headquarter located in Montreal, Quebec, Canada.  Under the terms of the Share Exchange Agreement, the Company was required to have no more than 8,000,000 shares of its common stock issued immediately prior to the closing and no debt on the balance sheet.  The Share Exchange Agreement required the issuance of 3,000,000 shares of the Company's common stock pursuant to a commitment from Satelinx to pay a finders fee at closing.  The Share Exchange Agreement also required the issuance of a fee by the Company of $25,000 and 500,000 post consolidated shares to Harmony Holdings Service Ltd. at closing.

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

On October 26, 2004, the Company issued a total of 6,784,422 post consolidated shares in full and final settlement of all of the debt on the balance sheet, save for legal and accounting fees, which are to be  paid at closing, pursuant to the Share Exchange Agreement.

On October 25, 2004, the Company issued a total of 22,000,000 shares for the acquisition and on November 17, 2004 the Company issued a total of  3,500,000 shares for fees purrsuant to the Share Exchange Agreement to be held in trust for delivery at closing. On November 17, 2004 the acquisition closed and the shares were released.  This transaction effected a change in control of the Company.

 (b) Business of Issuer

Current Operations

The Company carries on all of its operations through its wholly owned subsidiary, Satelinx Tracking Systems Inc.

Business of Satelinx Tracking Systems Inc.

Satelinx is a provider of tracking systems and integrated asset location services with its headquarters located in Montreal, Quebec, Canada.  Satelinx has converged wireless communication (GSM) and the Internet with global positioning (GPS/GPRS) technology enabling end-to-end mobile asset and vehicle location and monitoring solutions combining realtime GPS positioning and wireless communications systems delivering precise, time-critical mobile assets status and history information for increased security, greater loss control and telematics services.   Satelinx provides hardware with tracking support services for stolen vehicle and asset recovery with a low monthly fee charged to the end user.

Our Technology

Satelinx was founded in 1997 with the thought that location tracking services would become an intergral part of our lives.  The Satelinx system converges wireless communications and the Internet with global positioning technology.  Our Satelinx Wireless Vehicle System (“Satelinx System”) is capable of powering the key areas of mobile workforce applications; location, communication and telematics services.

The Satelinx System combines the GSM/GPS, and wireless networks (GSM/GPRS) through our network operations center (‘NOC”).  Vehicle data is gathered by the Satelinx System by in-vehicle wireless devices transmitted to the NOC, a central hub that collects and processes the vehicle data and messaging where access to services such as GSM/PS/GPRS tracking and two-way voice capability are available.

The Satelinx System powers of vehicle-based services from GSM/GPS/GPRS tracking to voice and remote connectivity.  After a simple 1-2-3 installation that is hidden, the system inter-operates with NOC, the command center where all vehicle subscription services are provided.   The Satelinx System is fully configurable over-the-air and is remotely supported.  The system can also track while simultaneously using a built-in hands free cellular phone.

Products and Services

What are Location Services

Location services provide information that is relevant to the exact location of the wireless subscriber.  Presently location services are divided into four key market segments:

-

Fleet Management – by knowing the location of their trucks, transport companies and/or corporate fleets can reduce costs and have real-time communications in remote areas.

-

Localized Information – regionalized information that is being aggregated to provide the locations of the nearest gas stations, hotels or restaurants, entertainment, shopping, etc.

-

Emergency and Safety Services – traffic, communications and navigation information being provided to help service providers to speed their response to incidents.

-

Network Management – location-based billing and efficient network planning for carriers looking to provide opt-in location services to their wireless data subscribers.

Early Adopters of Location Services

Early adopters of location services in the short and long-haul trucking industry have already capitalized on the benefits of vehicle tracking and remote data communications for many years.   AVL combines both GSM/GPS and wireless data networks for the purpose of tracking, monitoring and exchanging information with remote vehicles.  Mirroring this demand, the adoption of vehicle-based location services in private fleets and by consumers is believed to grow to US $33 billion by 2005.

GSM/GPS & Wireless Data Networks

The Satelinx locator utilizes GSM/GPS technology to monitor vehicle whereabouts and a wireless modem to transmit the vehicle data from the vehicle to the NOC.  The Satelinx locator utilizes GSM/GPRS networks to provide databased services beyond location.  GSM is the wireless global network standard and GPRS is its data enhancement that provides increased transmission speeds and an ‘always on’ connection.  This  wireless data capability provides real-time access and connectivity to the vehicle or fleet.

Anti-Theft

Satelinx provides information regarding where a customer’s vehicles are at all times and instant notification of any unauthorized activity.  Instant alarms can be sent to the customer’s GSM handset when any vehicle is being utilized or taken without authorization.  A call is made to the NOC notifying our service representative that a problem has occurred and specifying the exact breach.  The customer representative then contacts the customer at a number that the customer has provided to verify the status of the vehicle.  Necessary actions can be taken to immobilize, locate and retrieve the vehicle.  If a thief manages to start and drive off the customer’s vehicle our NOC can monitor the exact speed, turns, direction and location the vehicle is driven to.    Authorities are notified as to where the vehicle is or where it is headed to improve the efficiency of catching the thief in action, thus minimizing damages.

Security

Our system includes a panic button in case of urgent contact with the NOC and we have incorporated a sensor input system, which will notify the NOC in case of airbag deployment as a result of an accident.  We are then able to speak to the customer through an ultrasonic microphone in the vehicle and automatically dispatch the necessary services needed.  The system can also advise ambulances of pertinent medical data in the event of a medical emergency that can save time and save lives.  If the key detection device does not recognize the key in the starter, the vehicle will not start and the ignition signal to the motor will be blocked.   The devices prevent unauthorized drivers from starting a car.  When the ignition is turned off, the immoblizer prevents the vehicle from being started.  The Satelinx System can also be used as a home alarm system where regular phone lines are not available.

Phase 2 Products

PDA Navigation System (Personal Digital Assistant) –We intend to launch a PDA navigation system that the consumer can plug into their PDA and access the location of their vehicles.  This PDA system will also enable mapping and/or driving directions to destinations.

Satelinx “TrakMate” – We also intend to introduce a watch like device with a built in GPS/GSM micro minature tracking device.  Similar to the Satelinx Tracking Device, our NOC having processed the wearer’s data, can pinpoint the location of a person at any time and place.  This unit will be able to be activated the moment a person is reported missing with the relevant location information relayed to the proper authorities.  Removal of the device, without inputting the wearer’s personal identification number, will automatically trigger an emergency signal to our NOC, who will immediately inform the authorized contact individual.  If they cannot confirm the safety of the wearer, the relevant authorities will be contacted.  The unit will also be able to be set (remotely) to constantly monitor the wearer’s location 24 hours a day and store all location data for up to 1 year.  The unit will look no different than any digital watch, other than the addition of a small button on the fact of the unit which is an emergency panic button.  The tentative launch date is scheduled for fourth quarter of 2005.  Future application pof the TrakMate are geared toward asset tracking for loss prevention of personal valuables such as laptops, motocycles  briefcases, valuable parcel or cargo shipments and much more.

 We are at the prototype stage of development of watch like tracking devices.

Industry Overview

Growth of Wireless Services

To date, wireless services have primarily been comprised of voice, paging and messaging.  Now, the ongoing convergence of wireless and data/Internet is opening the door to new data service opportunities.  At the end of 1999 there were 470 million wireless subscribers worldwide, compared with 309 million in 1998.   Wireless Location Services are estimated to reach  $25 billion dollars in 2005.

Growth of Anti-Theft Devices

Car theft is a rising crime in Canada, with an average of 470 automobiles stolen daily representing a 5% increase in stolen cars in Canada in the year 2001 and 21% since 1988.  The national increase in vehicle thefts has been drive by share increases in specific areas of the country.  Over the past decade, vehicle theft rates have doubled in the cities of London and Hamilton, Ontario, tripled in Regina, Saskatchewan and more than quadrupled in Winnipeg, Manitoba.  This has resulted in a large increase in insurance rates.

Canada ranked fifth highest of 17 countries for car thefts in the 1999 International Crime Victimization Survey, with 1.6% of the population reporting that they had been a victim of car theft during the previous 12 months.  Police reported data showing that Canada’s vehicle theft rate has been higher than the U.S. rate since 1996.  In 2000, Canada’s rate was 26% higher than the comparable American rate.

Canada’s transportation minister has made anti-theft devices mandatory for all new vehicles built after September 1, 2005.

According to the Insurance Bureau of Canada, nearly half of all new motor vehicles sold in Canada are equipped with anti-theft systems.  However, most Canadians currently do not have anti-theft devices in their vehicle.  Of those who do, 36% have car alarms, 26% have kill switches to cut off vehicle systems such as the fuel pump and ignition and 21% have some form of sterring wheel lock.  Car tracking has not been in the market for long.  Many insurance companies have already recognized the benefits of having a tracking device inside a vehicle and given discounts for people who have installed them   The discounts can vary from different insurance company to company and can range from 15% to 40%.

Our Market

Our initial markets are the automobile dealers and companies with fleets of vehicles.  We will initially market our products in the Province of Quebec, Canada where an anti theft device must be installed in order by be covered by insurance.   We also market internationally through our joint venture partners in Greece, Taiwan and the United States of America.   We will expand our market to use other applications for our products as we continue to develop our technology.

Competition

There are currently in the North American market, three competing products, none of which offer the consumer a product with the depth and breadth of the Satelinx System:

-

Lojack’s trading unit, in use since 1986, is the most widely used system at this time with close to 1 million units in circulation.

-

Boomerang Tracking Inc. commenced operation in 1995 and has approximately 160,000 units on the road.    Both of the above corporations in the tracking field have been profitable for years.

-

Vigil Technology Locating Systems Inc. is a new and unproven entrant in the market and in March 2002 commenced production.

The latter product, while offering quicker response time and precise location is extremely expensive, costing more than twice as much as Satelinx.  Lojack and Boomerang rely on older technologies and are not as comprehensive nor as responsive in real time as our Satelinx system.  The Satelinx unit cost and monthly monitoring fees are no greater then that of its older competitors and much cheaper than Vigil Technology.

Research and Development

The Company has not spent any funds on research and development during the last two fiscal years.

Employees

The Company has no employees. Satelinx Tracking Systems Inc. has 7 full time employees and two consultants on a contract basis.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s subsidiary presently leases office space at 809 DesLauriers, Ville St. Lauent, Quebec, Canada, from which it carries on its operations and the operations of the Company. The lease is a five year lease ending on August 31, 2008 and is renewable for a further five (5) years, commencing on September 1,2008 and terminating on August 31, 2013, upon the same terms and conditions and the net rent shall be negotiated between the parties and it will be at the then current market rate for similar space, but in no event the net rent shall be less than $5.20USD (6.50CDN) net per square foot per annum plus applicable taxes. The Tenant shall notify the Landlord its intention to renew by sending a written notice by registered mail nine (9) months prior to the expiration of the term, failing which this option shall become null and void.

Under the terms of the lease the Company pays net rent of $35,200 ($44,000CDN) per annum until August 31, 2006 plus applicable taxes and operating costs and will pay $36,800 ($46,000CDN for the period from September 1, 2006 until August 31, 2008.

The Company does not own any plants or properties or any real estate.

ITEM 3. LEGAL PROCEEDINGS

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On September 3, 2004, management of the Company solicited votes from selected shareholders of record  to consider and act upon:

*

The Board of Director's proposal to approve the Share Exchange Agreement dated September 2, 2004, with Satelinx Tracking Systems Inc. whereby the Corporation will acquire all of the issued and outstanding shares of Satelinx in exchange for 22,000,000 shares of the Corporation's Class A common stock.

*

The Board of Directors' proposal to amend the Corporation’s Articles of Incorporation to change the Corporation’s name from “Vectoria Inc.” to “Satelinx International Inc."

*

To approve the reverse split of the outstanding shares of the Corporation’s Class A common stock on the basis of one share for every ten shares outstanding (1 for 10) shares held with all fractional shares rounded up to the next whole number.

*

To increase the Corporation's authorized share capital to 80,000,000 shares of common stock.

These selected shareholders approved the above motions in a written resolution.  The Company obtained the vote of 3,219,648 shares or 50.4% of the Company’s common stock to approve the resolutions.

  Annual Meeting

The Company held its Annual Meeting of Sharesholders in Montreal, Quebec  on Friday, October 15, 2004 at the hour of 10:00 o’clock in the morning, Eastern Daylight Time, for the following purposes:

*

To elect the  Members of the Board of Directors for the ensuing year.  The Directors standing for election were Jean-Francois Amyot, Richard St. Julien and Rahman Ali-Khan.

*

To approve the  appointment of  the firm of Schwartz Levitsky Feldman, LLP as independent auditors for the fiscal year 2004;

Only shareholders of record of the Corporation's Common Stock at the close of business on September 17, 2004 were entitled to vote on the written resolution. On that date, 11,173,086 shares of Common Stock of the Company were issued and outstanding. Each shareholder was entitled to one vote for each share held of record on the record date. The holders of a majority of the total shares of common stock outstanding on September 17, 2004 constituted a quorum for the transaction of business.

The election of directors and the appointment of auditors required the affirmative vote of at least 5,586,544  shares of the shares of the Corporation’s Common Stock issued and outstanding on September 17, 2004.

Matters to be voted upon	For	Against
Appointment of Jean Francois Amyot	7,143,224	-0-
Appointment of Richard St. Julien	7,143,224	-0-
Appointment of Rahman Ali-Khan	7,143,224	-0-
Appointment of Schwartz Levitsky Feldman LLP as independent auditors for the fiscal year 2004	7,143,224	-0-

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock previously traded on the OTC/BB.  The Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its quarterly report on Form 10-QSB with the SEC for the period ending June 30, 2003, with auditor's review of its financial statements for the quarter.  The Company’s common stock presently trades on the Pink Sheets under the trading symbol SLIX.PK.   The Company hopes that its stock will re-commence being quoted on the OTC/BB following the filing of this annual report on Form 10-KSB and its Form 10-QSB’s for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004.  This will also be subject to the Company’s ability to find a market maker to apply for approval for the stock to be traded on OTC/BB.  As of the date of this report, the Company has not contacted any market makers regarding this matter.   Following is a report of the  high and low bid prices for the last two fiscal years and the 2004 quarters to September 30, 2004.

Year 2004	High	Low
4th Quarter ended 12/31/04	2.12	0.50
3rd Quarter ended 9/30/04	0.16	0.05
2nd Quarter ended 6/30/04	0.007	0.003
1st Quarter ended 3/31/04	0.0061	0.04

Year 2003
4th Quarter ended 12/31/03	0.15	0.03
3rd Quarter ended 9/30/03	0.04	0.005
2nd Quarter ended 6/30/03	0.11	0.03
1st Quarter ended 3/31/03	0.032	0.006

The information as provided above for the periods fiscal year of 2004 and 2003 respectively was provided by Stockwatch  and the information for the fiscal year of 2003 was provided by Bloomberg.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 12, 2005, there were 20 market makers in the Company’s stock. The last available reported trade by the Pink Sheets prior to the filing of this report was Tuesday, April 12, 2005 at $0.65  per share.

As of  April 13, 2005, there were 179 record holders of the Company’s common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

Not Applicable

RECENT SALES OF UNREGISTERED SECURITIES

On October 25, 2004, the Company issued a total of 22,000,000 common shares to the parties and in the amounts listed below for the acquisition of Satelinx Tracking Systems Inc.

Mr. Chris Tsoukalas	3 000
Mr. George Tsoukalas	3 200
Mr. Timo Psiharis	20 000
Mr. George Kanavaros	15 000
Ms. Reveka Adamopoulos	5 000
Mr. Costa Psiharis	3 000
Mr. Costa Thomas	25 000
Mr. Paul Phillips	10 000
Mr. Emmanuel Mavroudis	2 500
Mr. Emmanuel Tzorbatzakis	2 500
Mr. Panagiotis Nikiforos	10 000
Mr. Petros Xenakis	20 000
Ms. Vasiliki Tsirgotis	2 000
Mr. Louis Tsirgotis	3 000
Mr. Stavros Psiharis	60 000
Mr. Keith Borden	15 000
Ms. Vasiliki Nikolakakos	2 000
Ms. Mary Axiotis	2 000
Ms. Gregoria Mavrogeorgis	5 000
Mr. John Kapakos	10 000
Mr. Terry Nikiforos	10 000
Mr. Chris Xenakis	35 000
Mr. Nicolas Koutroumanis	25 000
Mr. Nector Koutroumanis	25 000
Mr. Petros Louladakis	20 000
Mr. Costantine Pappas	5 000
Ms. Vasiliki Tsolakos	5 000
Mr. John Papadimas	2 000
Mr. George Giakos	5 000
Ms. Sophie Perlingas	1 000
Mr. Constantine Tsiorvas	20 000
Mr. Danny Wolberg	3 000

Mr. Ryan Gross	5 000
Mr. Nick Souhleris	1 000
Mr. Petro Makridis	2 500
Mr. Serge Martin	5 000
Mr. Stephane Pehlivanian	6 000
Mr. Richard Franzaque	25 000
Mr. Emmanuel Stamatiadis	5 000
Mr. George Stavropoulos	35 000
Mr. Constantine Makris	4 480
Mr. Peter Pitsolantis	1 500
Mr. Claudio Natale	10 000
Mr. Michael Bucci	2 000
Ms. Nadia Rona	1 000
Mr. Lance Townend	25 000
Mr. Itamar Cohen	50 000
Mr. Homer Pateridis	100 000
Mr. Jehangir Mistry	40 000
Mr. Antonio Fulcro	50 000
Mr. Joseph Moshopoulos	25 000
Mrs. Maria Tutino	500 000
Mr. Domenic Salerno	100 000
Mr. Carlo Farruggia	100 000
Mr. Marco Landucci	50 000
Mr. Johnny Morrabito	100 000
Mr. Domenic Trimarchi	250 000
Mr. Loris Cavaliere	50 000
Mr. Pat Melloso	5 000
Mr. Petros Makridis	2 500
Mr. George Galatas	10 000
Mr. Nicholas Aza	10 000
Mr. Lance Townend	10 000
Mr. Costantine Psicharis	5 000
Mr. Konstantinos Mouzos	65 000
Mr. Dimitrios Merkouris	105 000
Mr. Ilias Damilos	60 000
Mr.Marigoula Axiotopoulou	120 000
Mr. Petros Vlassopoulos	2 500
Mr. Meletios Moiras	75 000
Mr. Nikolaos Poufos	90 000
Mr. Angelo Massotti	25 000
Mr. Ioannis Glegles	105 000

Mr. Ioannis Zervas	56 000
Mr. Dimitrios Bouhalis	15 000
Mr. Kalliopi Kosteas	30 000
Mr. Antonis Koutsaimanis	45 000
Mr. Efstathios Margaritis	45 000
Mr. Mihali Mitropoulos	30 000
Mr. Sebouh Melkonian	100 000
Miriam Anidjar	100 000
Zahava Grinfeld	100 000
Abram Grinfeld	100 000
Zeiko Sormaz	100 000
Mr. Jason C.C. Hu	500 000
Quoc Huy Roan	250 000
Abdul Sharif	250 000
Frank Charbonneau	25 000
Nancy Boileau	50 000
Stelios Rounis	75 000
Anthony Vassilliou	75 000
Steve Spyropolous	50,000
Sam Grinfeld	8 698 160
Cosmo Salerno	8 698 160

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

On November 17, 2004 the Company issued a total of 3,500,000 shares pursuant to finders fees to be issued under the Share Exchange Agreement between the Company and Satelinx Tracking Systems Inc. to the parties and in the amounts listed below:

Harmony Holdings Services Ltd.	500,000
Lightsmedia Inc.	500,000
Quattro Investments Ltd.	166,667
Finkelstein Capital	100,000
Jason Lake	200,000
Toyma	100,000
ASR Invest Ltd.	516,667
9086 0909 Quebec Inc.	66,666
Les Services Financiers Francis Mailhot Inc.	150,000
Von Alven Corporation	600,000
Gestion CD Lam	300,000
2964 2097 Quebec Inc.	300,000

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of operations

At present based on current operations, the company does not have sufficient cash and liquid assets to satisfy it’s cash requirements on a monthly basis. While the company does generate income from it’s sales of tracking units from it’s subsidiary, these proceeds are not sufficient to meet the company’s current monthly overhead, which includes the ongoing operations of it’s subsidiary. The Company will require approximately $ 1,300,000.00 to cover it’s anticipated overhead and operational needs for the upcoming twelve month period. Revenues generated from operations are expected to contribute  $1,000,000.00. While the company has projected gross revenues from it’s tracking units and fleet operations, such projections are subject to numerous factors that are beyond the control of the company.

The Company may be required to raise additional capital to meet it’s projected costs should it not be successful in achieving it’s projected gross revenue. The Company will attempt to raise these additional funds through the sale of the treasury stock. The Company may alternatively be required to identify additional sources for financing, and also intends to contract investors that have previously provided funds to the company.

The Company budget of $1,300,000.00 in general and overhead expenses includes R&D expenditures of approximately $200,000.00 over the next twelve months on ongoing product refinement, technical upgrades and amounts paid to employees and consultants retained for the purpose of providing research and development.

The estimated gross revenues in the next twelve months will be derived from sales of tracking units and monthly residual fees from the joint ventures that the Company has entered into in Greece, the United States and soon to be finalized Malaysia. The Company has a 51% interest in all of it’s joint ventures that it has entered into. The Company has also entered into a manufacturing agreement with business partners in Taiwan.

Should it be required, and if the Company is able to negotiate favorable terms, the Company may look to raise funds in excess of the current cash requirement by way of debt or equity financing in order to accelerate it’s growth. The Company is continuously assessing strategic joint ventures and potential acquisitions to complement and enhance its current operational objectives.

The Company anticipates that it will hire one to three additional employee during the upcoming twelve months period should the joint venture in Greece and the United States exceed the projected sales quotas.

IMPORTANT FACTORS THAT MIGHT AFFECT OUR BUSINESS,OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE.

Although we believe that expectations that are expressed in these forward looking statements are reasonable, we cannot promise that our promise that our expectations will turn out to be correct. Our actual results results could be materially different from our expectations, due to a variety of factors, including the following.

•

We may not be able to continue to profitably market our current functional premixes or commercialize the products under development. Existing supply agreements with customers and ongoing expressions of interest from potential customers may not result in new or continuing supply or licensing agreements or generation of revenues in the time frame we envision.

•

•

While we have to date been able to secure supply and licensing contracts with industry clients, our products may not gain the necessary market acceptance from the end of the line retail consumer in order to substantiate repeat sales to existing and or future clients.

•

We may not be successful in educating the mainstream community as to the benefits of our products, even in partnership with larger, more experienced client firms and proper resources.

•

We may not be able to secure favorable long term agreements with our ingredient suppliers, and as a result may not be able to provide our clients product in a timely fashion and at the right price point.

•

Larger, more capitalized and more resourceful corporations have begun to introduce products into the marketplace in direct competition to our clients

•

products, and our premixes, and we may not be able to successfully maintain or increase in market share.

•

Even if we secure multiple clients and our products gain the requisite market acceptance, we may not be able to successfully expand our business to meet our projected growth, or respond effectively to the industry’s demand for new products.

•

While our formulations will be protected under stringent non-disclosure and confidentiality agreements, that may not provide the Company adequate protection and others may be able to develop similar formulations.

Overview

The Company is a development stage company with its primary operations is in tracking vehicles.

Milestones

NEAR TERM GOALS

The Company’s near term goals include a focus on the ongoing operations of vehicle tracking and fleet management solutions. The Company intends to establish a presence in the marketplace by continuing to introduce wholesalers and retailers who will launch the products and further develop our corporate infrastructure. The Company is hoping to see improved sales of it’s products during fiscal 2005 as well as increased product diversification in the marketplace. Additionally, the Company intends to launch new applications of it’s GPS/GSM technology.

The Company is pursuing additional supply and licensing arrangements with customers established in the industry for the manufacture, marketing and distribution of our line of products. It is the intent of the Company that additional customers will launch products containing our technology throughout the year so that revenues generated from the automotive business will assist the Company in achieving profitability during fiscal 2005.

Presently the Company is in negotiations with several additional clients for the supply and licensing of our products. The Company intends to finalize these negotiations throughout fiscal 2005.

INTERMEDIATE TERM GOALS 2006- 2007

Building our near term plan for development, the Company intends to experience substantial growth over the intermediate term. Our objectives include the following:

•

Successful establishment of a distribution channel for our products under our product brand for direct market to the end consumer via internet and other channels. Potential expansion of this line to include a unique off shoot of products      specially directed to the juvenile market.

•

Expand our client base to include supply and licensing partnerships with additional medium to large sized industry participants and certain major industry participants in the manufacturing, distribution and sale of the vehicle tracking units.

•

Formation of an Asian and European subsidiary to market and launch products in international markets.

•

Ongoing successful education of retail consumers through public relations initiatives and mass media coverage.

•

Continue to develop and refine new lines of second and third generation functional products, perhaps to include a line of products which would be marketed to different markets ie: ( the correctional facilities, health care facilities and motorcycle industry etc…)

•

These initiatives will require additional capitalization of an amount that is yet undetermined, however, the Company believes it can achieve these goals provided funds can be made available through profits from ongoing sales, additional debt or equity financing or both or conventional credit arrangements with major banking institutions.

LONG TERM GOALS

The Company intends to achieve successful market penetration in numerous segments of the industry, generating escalating positive cash flows on an annual basis so that the Company becomes a competitive leading participant in the industry. Management will look to have its first, second and third generation of products widely distributed across Europe, Asia and North America with a view to expanding to other international markets. While continuing to supply distributors and major retailers under private label and other conventional arrangements.

FINANCIAL OUTLOOK

The Company expects to focus on increasing the revenue stream generated by the supply and licensing of its products to various clients.

The Company will seek to raise approximately $500,000.00 dollars in the form of debt and or equity financing in the near term to assist with growth objectives.

This should provide the Company adequate resources to continue operations and establish increased cash flows to cover operational expenses and achieve profitability by the close of fiscal 2005. There is no assurance that the company will be successful in raising this amount of capital or meeting its anticipated operational goals.

RESULTS OF OPERATIONS

For the years ended December 31st 2004 and 2003, the Company incurred an operating loss of $1,086,646.00 and an operating gain of $745,802.00 respectively. The operating gain in December 31st 2003, fiscal year was the result of a gain of settlement of debt of $1,606,169.00 offset with a write off of capital assets of $567,680.00. The operating loss of 2003 before the above items was $229,740.00.

General and administrative expenses increased by $232,685.00 as a result of an increase in telecommunications and internet traffic given the scope of the company international operations in setting up joint ventures in Greece, United States and Malaysia and manufacturing facilities in Taiwan. In addition, professional fees increased by $219,796.00 in 2004, as a result of the reverse takeover with Vectoria Inc.

The increase of $72,035.00 in selling expenses is attributable to the Company’s efforts to introduce it’s product in the market place and an increase in the Company’s sales force.

LIQUIDITY AND CAPITAL RESOURCES

Summary of working capital and stockholders equity

As of December 31st 2004, the Company had negative working capital of $868,128 and stockholders deficiency of $517,856 compared with negative capital of $623,384 and  stockholders deficiency of $470,185 as of December 31,2003. The Company working capital has been decreased as a result of the accumulation to current liabilities of additional short term liabilities. Shareholders equity declined predominately as a result of operating losses for the year.

LIQIUDITY

The Company anticipates it will require approximately $500,000.00 over the next twelve months to fully implement it’s existing business plan. which will include significant marketing efforts, the continued development and refinement of products.  A   consumer awareness and public relations campaign, concepts for development, manufacturing and distribution of a line of our own brand products via the Internet, expanded management resources and support staff, and other day to day operational activities. The Company may require additional funds over the next three years to assist in realizing it’s goals should it not achieve anticipated benchmarks over the 2005,2006 and 2007 fiscal years.  The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependant on a variety of factors.

As of the filing of this report, the Company has been successful in raising funds required to meet our existing revenue shortfall for the funding of our operations. Funds have been raised through private loans, equity financing and conventional bank debt. The Company anticipates revenues generated from it’s business will greatly reduce the requirement of additional funding; however we cannot be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

SOURCES OF WORKING CAPITAL

During 2004 the Company’s primary sources of working capital have come from shareholder loans and  private loans bearing interest at various rates.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

#

SATELINX INTERNATIONAL INC.

(Formerly Vectoria Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

#

SATELINX INTERNATIONAL INC.

(Formerly Vectoria Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report Of Independent Registered Public Accounting Firm

1

Consolidated Balance Sheet as at December 31, 2004 and December 31, 2003

2

Consolidated Statements of Operations and Deficit for the years ended December 31, 2004 and December 31, 2003

3

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003

4 – 5

Consolidated Statements of Stockholders’ Equity as at December 31, 2004

6 - 7

Notes to Consolidated Financial Statements

8 - 10

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Satelinx International Inc.

(Formerly Vectoria Inc.)

We have audited the consolidated balance sheets of Satelinx International Inc. (formerly Vectoria Inc.) as at December 31, 2004 and 2003 and the related consolidated statements of operations and consolidated stockholders’ equity and consolidated cash flows for the years then ended December 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Satelinx International Inc. (formerly Vectoria Inc.) as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the year ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern.  As outlined in note 1 to the consolidated financial statements, the company has no established source of revenue and has not commenced any commercial operations.  This raises substantial doubt that its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(s) Schwartz Levitsky Feldman LLP

Montreal, Quebec

March 29, 2005

Chartered Accountants

The accompanying notes are an integral part of these financial statements.

SATELINX INTERNATIONAL INC.

(Formerly Vectoria Inc.)

Consolidated Balance Sheet

As at December 31,

(Stated in United States Dollars)

	2004	2003
Assets

Current assets
Cash	$ 8,077	$ 32,251
Prepaid expenses	21,502	15,812

Total current assets	29,579	48,063

Capital assets	141,013	153,204

Goodwill	219,259	-

Total assets	$ 389,851	$ 201,267

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$ 665,008	$ 384,786
Due to related parties	242,699	286,666

Total liabilities	907,707	$ 671,452

Stockholders’ Deficiency

Preferred stock, $0.01 par value, 20,000,000 shares authorized, non outstanding, Common stock, $0.01 par value, 80,000,000 shares authorized 41,032,912 shares outstanding	644,760	197,727

Paid in capital	2,152,561	1,483,525

Comprehensive Loss	(84,559)	(7,465)

Deficit	(3,230,618)	(2,143,972)

Total Stockholders’ Deficiency	(517,856)	(470,185)

Total Liabilities and Stockholders’ Deficiency	$ 389,851	$ 201,267

Approved on behalf of the board:

Sam Grinfeld

 Director

Cosimo Salerno

 Director

SATELINX INTERNATIONAL INC.

(Formerly Vectoria Inc.)

Consolidated Statement of Operations and Deficit

For the Years Ended December 31, 2004 and December 31, 2003

(Stated in United States Dollars)

	2004	2003

Revenue	$ 25,891	$ 31,168

Expenses

Product development cost	367,717	-
Foreign exchange loss (gain)	76,099	(18,992)
Selling	113,199	41,164
Administrative	493,593	277,441
Financial	12,014	184
Amortization of capital assets	49,915	24,058

	1,112,537	323,855

Loss before undernoted items	(1,086,646)	(292,687)

Write-down of capital assets	-	(567,680)
Gain on settlement of debt of subsidiaries’ obiligations	-	1,606,169

Net (loss) earnings	(1,086,646)	745,802

Deficit, beginning of year	(2,143,972)	(2,889,774)

Deficit, end of year	$ (3,230,618)	$ (2,143,972)

Basic earnings (loss) per share	$ (0.161)	$ 0.02

Weighted average number of shares outstanding	6,754,552	38,312,721

SATELINX INTERNATIONAL INC.

(Formerly Vectoria Inc.)

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2004 and December 31, 2003

(Stated in United States Dollars)

	2004	2003

Cash flow from (used in) operating activities

Net earnings (loss) for the year	$ (1,086,646)	$ 745,802
Adjustments to reconcile net earnings (loss) to net cash from (used by) operating activities
Issue of stock pursuant to consulting agreements	896,810	96,164
Amortization of capital assets	49,915	24,058
Write-off of capital assets	-	567,680
Gain on settlement of subsidiaries’ obligations		(1,606,169)
Changes in non-cash working capital balances related to operations:
Increase (decrease) in accounts receivable	-	8,400
Prepaid expenses	5,690	(15,812)
Increase (decrease) in accounts payable	280,963	(700,109)
Due to (shareholders)	(44,708)	205,507

	1,188,670	(1,420,281)

Cash from (used in) operating activities	102,024	(674,479)

Cash flow from investing activities

Acquisition of capital assets	(37,724)	(177,262)

Cash flow used in investing activities	(37,724)	(177,262)

Cash flow from financing activities

Proceeds from settlement of subsidiaries’ obligations	-	1,606,169
Increase (decrease) obligation under capital lease	-	(666,917)
Increase (decrease) in loans payable	-	(60,976)

Cash flow from financing activities	-	878,276

SATELINX INTERNATIONAL INC.

(Formerly Vectoria Inc.)

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2004 and December 31, 2003

(Stated in United States Dollars)

	2004	2003

Effect of foreign currency exchange rate	(88,474)	(7,465)

Net increase in cash and cash equivalents	(24,174)	19,070

Cash and cash equivalents, beginning of period	32,251	13,181

Cash and cash equivalents, end of period	$ 8,077	$ 32,251

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$ 12,014	$ -

Income taxes	$ -	$ -

SATELINX INTERNATIONAL INC.

(Formerly Vectoria Inc.)

Consolidated Statement of Stockholders’ Equity (Deficiency)

For the Period August 21, 1988 (date of incorporation) to December 31, 2004

(Stated in United States Dollars)

	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Comprehensive Loss	Total

Balance as at December 31, 1999	20,901,000	$ 23,610	$ 125,890	$132,394		$(17,106)

Shares issued for cash pursuant to a subscription agreement at $1.25	80,000	800	99,200	-		100,000
Shares issued for cash pursuant to a subscription agreement at $1.60	175,000	1,750	278,250	-		280,000
Non-cash compensation charge	0	0	45,127	-		45,127
Net loss for the year				(266,106)		(266,106)

Balance as at December 31, 2000	21,156,000	26,160	548,467	(398,500)		176,127

Pursuant to business acquisition	13,000,000	130,000	(100,829)	-		29,171
For services rendered	18,000	180	8,820	-		9,000
Net loss for the year				(1,149,405)		(1,149,405)

Balance as at December 31, 2001	34,174,000	156,340	456,458	(1,547,905)		(935,107)

Shares issued to settle loans payable at $0.50	332,500	3,325	162,925	-		166,250
Shares issued to settle accounts payable at $0.10	884,000	8,840	79,560	-		88,400

SATELINX INTERNATIONAL INC.

(Formerly Vectoria Inc.)

Consolidated Statement of Stockholders’ Equity (Deficiency)

For the Period August 21, 1988 (date of incorporation) to December 31, 2004

 (Stated in United States Dollars)

	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Comprehensive Loss	Total

Shares issued to settle accounts payable (cont’d)

-at $0.099	425,000	4,250	37,750	-		42,000
-at $0.50	437,673	4,377	215,654	-		220,031
-at $0.60	289,102	2,891	170,570	-		173,461
-at $0.67	420,446	4,204	277,944	-		282,148

Net loss for the year				(1,341,869)		(1,341,869)

Balance as at December 31, 2002	36,962,721	184,227	1,400,861	(2,889,774)		(1,304,686)

Shares issued to settle accounts payable at $0.07	500,000	5,000	29,164	-		34,164
Shares issued for services at $0.07	850,000	8,500	53,500	-		62,000

Foreign currency translation	-	-	-	-	(7,465)	(7,465)

Net earnings for the year	-	-	-	745,802	-	745,802

Balance at December 31, 2003	38,312,721	$ 197,727	$ 1,483,525	$ (2,143,972)	(7,465)	$ (470,185)

Shares issued for settlement of debt	8,594,317	129,033	669,038			798,069

Shares issued for consulting and exchange agreement	9,800,000	98,000				98,000

Shares issued for acquisition of subsidiary	22,000,000	220,000				220,000

Reverse split	(37,674,126)
Foreign currency translation					(77,094)	(77,094)

Net loss for the year				(1,086,646)		(1,086,646)

Balance as at December 2004	41,032,912	$ 644,760	$ 2,152,563	$ 3,230,618	$ (84,559)	(517,856)

SATELINX INTERNATIONAL INC.

(FORMERLY VECTORIA INC.)

Notes to Financial Statements

December 31, 2004

(Stated in United States Dollars)

1.

Nature and continuance of operations

The Company was in the business of selling internet access services and developing its internet protocol based voice network.  During the year ended December 31, 2002, management of the Company abandoned this business to look for new ventures.  At December 31, 2002, the internet access services business had been sold.  On November 22, 2004,the Company acquired all of the issued and outstanding shares of Satelinx Tracking Systems Inc.  The Company presently carries on all of its operations through Satelinx Tracking Systems Inc., its wholly owned subsidiary.

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $878,128 as at December 31, 2004 and has accumulated losses of $230,618 since incorporation.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not include any adjustment to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in Nevada on August 24, 1998, as US Vanadium Corp. and was in the development stage until October 2, 2001, when it commenced commercial operations.  The Company changed its name to Vanadium International, Inc. on February 24, 1999.  On October 2, 2001, the Company changed it name to Vectoria Inc. On November 22, 2004,the Company changed its name to Satelinx International Inc.

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

SFAS No. 149 Amendment of statement 133 on derivative instruments and hedging activities.

This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts [collectively referred to as derivatives] and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

SFAS 150 Inventory Costs, an Amendment of ARB No. 43, Chapter No.  4

SFAS No 151 retains the general principle of ARB No. 43, Chapter 4,  “Inventory Pricing” that inventories are presumed to be stated at cost, however it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses.  Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity.  The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

SFAS 123 [Revised] “Share Based Payment”

Requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award / the requisite service period.  No compensation costs is recognized for equity instruments for which employees do not render the requisite service.  The grant date fair value of employee share options and similar instruments will be estimated using option pricing models adjusted for the unique characteristics of those instruments.  SFAS No. 123 [Revised] eliminates the use of APB Opinion No. 25. SFas No. 123 [Revised] is effective for the first interim or annual reporting period that begins after December 15, 2005.  Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

SFAS 152

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time Sharing Transactions” an amendment of FASB Statements No. 66 and 67 [SFAS 152].  This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time sharing transactions that is provided in AICPA Statement of Position 04  2 “Accounting for Real Estate Time Sharing Transactions” [SOP 04 2].  SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04 2.  The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

SFAS 153

In December 2004, the FASB issued SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No.  29 [SFAS 153].  SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non monetary assets that do not have commercial substance.  A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for all interim periods beginning after June 15, 2005.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Capital Assets

Capital assets are stated at cost.  Amortization is provided over the useful life of assets using the following methods and rates:

	Rates	Methods

Computer equipment	30%	Diminishing balance
Furniture and fixtures	20%	Diminishing balance

SATELINX INTERNATIONAL INC.

(FORMERLY VECTORIA INC.)

Notes to Financial Statements

December 31, 2004

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

Foreign currency translation

Foreign currency transactions are translated into U.S. dollars, the functional and reporting currency, by use of the exchange rate in effect at the date of the transaction, in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”.  At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate.

Use of Estimates

In conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the year.  Actual results could differ from these estimates.

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

SATELINX INTERNATIONAL INC.

(FORMERLY VECTORIA INC.)

Notes to Financial Statements

December 31, 2004

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

4.

Capital assets

	2004			2003
	Cost	Accumulated Amortization	Net	Net

Computer equipment	$189,010	$ 73,626	$ 115,385	$140,896
Furniture and fixtures	34,099	8,470	25,628	12,308

	$ 228,109	$ 82,096	$ 141,013	$ 153,204

SATELINX INTERNATIONAL INC.

(FORMERLY VECTORIA INC.)

Notes to Financial Statements

December 31, 2004

 (Stated in United States Dollars)

5.

Related party transactions

The Company was charged the following administration expenses by directors and former directors of the Company:

	2004	2003
Administrative expenses	$ 242,699	$ 108,914

These expenses were measured by the exchange amount which is the amount agreed upon by the transacting parties.   Included in accounts payable at December 31, 2004 is $71,811 (2002: $71,811) owing to a director of the Company with respect to unpaid administrative expenses.

Due to related parties as at December 31, 2004  includes $242,699 (2003: $108,914) owing to a director of the Company.

6.

Non-cash transactions

Investing and financing activities that do not have a direct impact on cash flows are excluded from the statement of cash flows.

During the year ended December 31, 2003, the Company issued 2,200,000 shares to settle accounts payable of $108,914.  These amounts have been excluded from the statement of cash flows.

During the year ended December 31, 2004, the Company issued 8,594,317 pre-reverse split shares to settle accounts payable of $798,069, 9,800,000 pre-reverse split shares to settle consulting and exchange agreements in the amount of $ 98,000 and 22,000,000 pre-reverse split shares in the acquisition of its wholly owned subsidiary.

7.

Commitments

The Company leases its premises until August 31st, 2008 and has the following future minimum lease payments (including taxes and utilities) over the next five years:

2005

$ 36,605

2006

$ 36,605

2007

$36,605

2008

$12,757

8.

Subsequent events

On January 4, 2005, pursuant to consulting agreements between Satelinx Tracking Systems Inc., the Company’s wholly owned subsidiary and certain consultants the Company issued a total of 6,300,000 shares.  The shares issuance is included in the consolidated statement of shareholders equity as at December 31, 2004.

9.

Comparative figures

a)

Certain figures in the 2004 and 2003 financial statements have been reclassified to conform with the basis of presentation used in the current year.

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

During its the two fiscal years ended December 31, 2002 and 2003, the Company did not consult with Schwartz Levitsky Feldman, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did the Company consult with Schwartz Levitsky Feldman, LLP  with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Sam Grinfeld	41	President, Chief Executive Officer and Director of Satelinx International Inc. and President, Chief Executive Officer and Director of Satelinx Tracking Systems Inc.
Cosimo Salerno	55	Vice President, Chief Operating Officer and Director of Satelinx International Inc. and Vice President, Chief Operating Officer and Director of Satelinx Tracking Systems Inc.
Jason C.C. Hu	47	Director of Satelinx International Inc. and Executive Vice President of International Operations of Satelinx Tracking Systems Inc.

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

Directors and Officers

Sam Grinfeld, President, Chief Executive Officer and Director of Satelinx International Inc., President, Chief

 Mr. Grinfeld  has been a member of the Board of Directors since October 25, 2004 and was appointed the President and Chief Executive Officer  of the Company on October 25, 2004.  Mr. Grinfeld has been the President and Chief Executive Officer and a member of the Board of Directors  of Satelinx Tracking Systems Inc. since September 7, 2003.  Mr Grinfeld worked for Import AMI, a company involved in sales and import from June 1995 to September 2003 when he founded Satelinx Tracking Systems.  Mr. Grinfeld became one of the founders of Satelinx Tracking Systems and currently serves as its President, responsible for the overall corporate strategy, as well as establishing and fostering key partnerships both nationally and internationally.  Mr. Grinfeld has over 15 years experience in all aspects of the automotive and security industry.

Cosimo Salerno, Vice President and Chief Operating Officer of Satelinx International Inc.

Mr. Salerno has been a member of the Board of Directors and Vice  President and Chief Operating Officer since October 25, 2004..  Mr. Salerno has been the Vice President and Chief Operating Officer and a member of the Board of

Directors of Satelinx Tracking Systems Inc. since October 25, 2004.  Mr. Salerno has been a self employed businessman since 1997.  Mr. Salerno is responsible for the overall operations of Satelinx Tracking Systems Inc. and is involved in all key corporate decisions.  He has over 30 years of sales and business development experience working with both established and start up companies.

Jason C.C. Hu, Director

Mr. Hu was appointed to the Board of Directors on October 25, 2004 and was appointed Vice President of Satelinx Tracking Systems Inc. on January 1, 2004.   He is presently the Senior Partner and CEO of the EDA International Corp of Taiwan.  From January 2001 to December 2003, Mr. Hu was executive board director in charge of the International Marketing Division  of Systems and Technology Corp of Taiwain and   during that time until  December 2002,  Mr. Hue worked with Concourse Security Group as a senior consultant in charge of investment strategies.  From June 1996 to December 2000 Mr. Hu was managing director of the Taiwan branch of  E On Energy AG of Germany as managing director.  Mr. Hue obtained his MBA degree from the University of Texas.

Key Employees and Consultants

Abdulmajid Sharif – Chief Information Officer

Mr. Sharif received his Bachelor of Science with honors in Physics and Mathematics from McGill University in 1997.  He has served as the technology advisor to McGill University, Faculty of Science Computer Taskforce from 1997 to 1999.  In 1999 he received his Microsoft certificate as a Systems Engineer and as a professional and Internet expert.  Since 1995, Mr. Sharif has worked in various faculties and projects for McGill University.  In 2000 Mr. Sharif joined S.C.S. Corporation, an Internet ASP service provider, as their Chief Technical Officer.  He is an expect in Internet technologies:  World Wide Web, FTP, and Internet Groupware with specialized expertise in Internet Security with extensive knowledge in networking and the integration of heterogeneous networks.

Quoc Huy Roan – Chief Technology Officer

Mr. Roan received his Bachelor of Computer Science from McGill University in 2000.  In 1999 he received his Microsoft Certificate as a Microsoft System Engineer.  In 2003 he received his Sun Java Programmer certification along with Oracle Certified Professional.  Mr. Roan has expertise in all aspects of Windows applications, server administration, Database Design and Maintenance and Programming.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Sam Grinfeld	President, Chief Executive Officer and Member of the Board of Directors	Late/1	N/A	N/A
Cosimo Salerno	Vice President, Chief Operating Officer and Member of the Board of Directors	Late/1	N/A	N/A
Jason C.C. Hu	Member of the Board of Directors	Late/1	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer,

principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company has targeted the second quarter of fiscal year 2005 to review and finalize the adoption of a code of ethics.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2005.

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

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2004.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards
Jean Francis Amyot President	2004	-0-	-0-	-0-	-0-
Serge Doyon President	2003	$35,314	-0-	-0-	1,000,000*
Serge Doyon President	2002	-0-	-0-	-0-	500,000
Denis Laprairie, President to November 15, 2001	2002	-0-	-0-	-0-	-0-

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

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 13, 2005, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors and 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Canoa Holdings Inc. (2) British Colonial Center of Commerce One Bay Street Suite 303, PO Box N 7115 Nassau, Bahamas	2,400,000	5.70%
Common	Goleta Investments Inc. (3) Layford Cay, P.O. Box N3725 Nassau, Bahamas	2,400,000	5.70%

	Officers and Directors
Common	Sam Grinfeld, President, CEO and Director 224 Mirabel, Dollard Des Ormeaux Quebec H9A3J5	8,698,160 common shares	20.66%

Common	Cosimo Salerno, Vice President, Chief Operating Officer and Director 7010 Paul Letondal, #301, Montreal, Quebec H1E 5P3	8,698,160 common shares	20.66%

Common	Jason Hu, Director 3rd Floor, No. 31 Lane 14, Chung-San St. Hsi-Chih City, Taipei	-0-	0%

Common	All Officers and Directors as a group	17,396,320 common shares	41.32%

(1)Based on 42,105,912 shares of common stock outstanding.

(2) The signing authority for  Canoa Holdings Inc. is Mr. Boris Stein

(3) The signing authority for  Goleta Investments Inc. is Mr. Jackson Shen

CHANGES OF CONTROL

Not Applicable

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

On November 17, 2004, pursuant to the Share Exchange Agreement between the Company and Satelinx Tracking Systems Inc., the Company issued finders fees in the amount of  3,500,000 shares. Of such shares, Finkelstein Capital received 100,000.  Mr. Amyot who previously served as an officer and director of the Company, is the President of Finkelstein Capital. Also, 100,000 of the 3.5 million shares were issued to Toyma Capital Inc., of which Mr. Amyot is the President. Toyma Capital is also a one-fourth owner of Finkelstein Capital. Mr. Amyot is also one of the beneficial owners of the Amyot Family Trust, which owns Toyma Capital Inc.

ITEM 13. EXHIBITS

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2004 and December 31, 2003:

Services	2004	2003
Audit fees	$7,500	$3,000
Audit related fees	$3,500	$2,500
Tax fees	$-	$ -
Total fees	$11,000	$5,500

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

SATELINX INTERNATIONAL INC.

By:/s/ Sam Grinfeld
Name:  Sam Grinfeld

Title: President, Chief Executive Officer and Director

Date: April 15 , 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Sam Grinfield
Name: Sam Grinfeld

Title: President. Chief Executive Officer and Director

Date: April 15 , 2005

By: /s/ Cosimo Salerno
Name: Cosimo Salerno

Title:  Vice President, Chief Operating Officer and Director
Date: April 15 , 2005

By: /s/ Jason C.C. Hu
Name: Jason C.C. Hu
Title:  Director
Date: April 15, 2005