Form 10QSB
period 2005-03-31
SATELINX INTERNATIONAL INC.
filed 2005-05-23
CIK 1082706

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2005

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 33-55254-01

SATELINX INTERNATIONAL INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	88-0402908
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

809 DesLauriers,

Ville St. Laurent, Quebec, Canada H4N 1X3

 (Address of principal executive offices)

Telephone: (514) 332-2523

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

60,965,912 shares of common stock, $.001 value, as of May 11, 2005

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Interim Consolidated Balance Sheet	F-1

Interim Consolidated Statements of Loss and Deficit	F-2

Interim Consolidated Statements of Cash Flows	F-3

Interim Statements of Stockholder’s Equity (deficiency)	F-4 - F-6

Notes to Interim Financial Statements	F-7

Satelinx International Inc. INTERIM CONSOLIDATED BALANCE SHEETS March 31, 2005 and December 31, 2004 (Stated in US Dollars) (Unaudited)
	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Current Assets
Cash	$2,388	$8,077
Prepaid expenses	21,370	21,502
Accounts receivable	57,779	0
Total Current Assets	81,357	29,579

Goodwill	219,259	219,259
Capital Assets	154,775	141,013

Total Assets	$455,571	$389,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$452,197	$665,008
Due to related parties	290,921	242,699

Total Liabilities	$743,118	$907,707

Stockholders' Deficiency
Preferred stock, $0.01 par value 20,000,000 shares authorized , none outstanding . Common stock, $0.01, par value 80,000,000 shares authorized 41,355,912 shares outstanding as at March 31, 2005	647,990	644,760
Paid in capital	2,208,613	2,152,561
Comprehensive Loss	(73,531)	(84,559)
Deficit	(3,070,619)	(3,230,618)
Total Stockholders' Deficiency	(287,547)	(517,856)
Total Liabilities and Stockholders' Deficiency	$455,571	$389,851

The accompanying notes are an integral part of these unaudited  financial statement

Satelinx International Inc. INTERIM CONSOLIDATE STATEMENTS OF LOSS AND DEFICIT For the three months ended March 31, 2005 and 2004 (Stated in US Dollars) (Unaudited)
	For the three months ended March 31, 2005 (Unaudited)	For the three months ended March 31, 2004 (Unaudited)

Revenue	$299,572	$0

Expenses
Selling	18,915	0
Administrative	119,049	6,000
Financial	1,249	0
	139,573	6,000

Net income (loss)	$159,999	$(6,000)

Deficit, beginning of year	$(3,230,618)	$(2,051,379)

Deficit, end of year	$(3,070,619)	$(2,057,379)

Basic earnings (loss) per share	$(0.00)	$(0.00)
Weighted Average number of shares outstanding	41,229,745	38,312,721

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc. INTERIM CONSOLIDATE STATEMENTS OF CASH FLOWS For the three months ended March 31, 2005 and 2004 (Stated in US Dollars) (Unaudited)
	For the three months ended March 31, 2005 (Unaudited) $	For the three months ended March 31, 2004 (Unaudited) $

Cash flow from (used in) operating activities

Net earnings (loss) for the year	159,999	(6,000)

Adjustments to reconcile net earning (loss) to net cash from (used by) operating activities
Issue of stock	59,282	0

Changes in non-cash working capital balances related to operations
Increase (decrease) in accounts receivable	(57,779)	0
Prepaid expenses	132	0
Increase in accounts payable	(212,811)	6,000
Due to related parties	48,222	0

Cash from (used) in operating activities	(2,955)	0

Cash flow from investing activities
Acquisition of capital assets	(13,762)	0
Cash flow used in investing activities	(13,762)	0

Effect of foreign currency exchange rate	11,028	0
Net increase in cash and cash equivalents	(5,689)	0
Cash and cash equivalents, beginning of period	8,077	0
Cash and cash equivalents, end of period	2,388	0

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc. INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) For the period from August 24, 1998 (Date of Incorporation) to March 31, 2005 (Stated in US Dollars) (Unaudited)
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

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc. INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) For the period from August 24, 1998 (Date of Incorporation) to March 31, 2005 (Stated in US Dollars) (Unaudited)
	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Comprehensive Loss	Total
		$	$	$		$
Shares issued to settle accounts payable -at $0.099	425,000	4,250	37,750	-		42,000
-at $0.50	437,673	4,377	215,654	-		220,031
-at $0.60	289,102	2,891	170,570	-		173,461
-at $0.67	420,446	4,204	277,944	-		282,148
Net Loss for the year				(1,341,869)		(1,341,869)
Balance as at December 31, 2002	36,962,721	184,227	1,400,861	(2,889,774)		(1,304,686)
Shares issued to settle accounts payable at $0.07	500,000	5,000	29,164	-		34,164
Shares issued for services at $0.07	850,000	8,500	53,500	-		62,000
Foreign Currency Translation	-	-	-	-	(7,465)	(7,465)
Net earnings for the year	-	-	-	745,802	-	745,802
Balance at December 31, 2003	38,312,721	197,727	1,483,525	(2,143,972)	(7,465)	(470,185)

Shares issued for settlement of debt	8,594,317	129,033	669,038	-		798,069
Shares issued for consulting and exchange agreement	9,800,000	98,000	-	-		98,000
Shares issued for acquisition of subsidiary	22,000,000	220,000	-	-		220,000
Reverse Split	(37,674,126)
Foreign Currency translation	-	-	-	-	(77,094)	(77,094)
Net Loss for the year	-	-	-	(1,086,646)	-	(1,086,646)
Balance at December 31, 2004	41,032,912	644,760	2,152,563	(3,320,618)		(517,856)

The accompanying notes are an integral part of these unaudited  financial statements

Satelinx International Inc. INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) For the period from August 24, 1998 (Date of Incorporation) to March 31, 2005 (Stated in US Dollars) (Unaudited)
	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Comprehensive Loss	Total
		$	$	$	$	$
Foreign currency translation					11,028	11,028
Shares issued to investor	100,000	1,000	34,000	-	-	35,000
Shares issued for finders fee	105,000	1,050	22,050	-	-	23,100
Shares issued to correct initial allocation to investors pursuant to acquisition agreement	118,000	1,180	-	-	-	1,180
Net Income	-	-	-	159,999	-	159,999
Balance at March 31, 2005	41,355,912	647,990	2,208,613	(3,070,619)	(73,531)	(287,547)

The accompanying notes are an integral part of these unaudited financial statements

Satelinx International Inc.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)

(Unaudited)

1.

ITERIM REPORTING

While the information presented in the accompanying interim three months financial statements of Satelinx International Inc. (the “Company”) is unaudited, it includes all adjustments which are, in the opinion of management necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim consolidated periods presented. All adjustments are normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company’s December 31, 2004 annual financial statements.

2.

CONTINUANCE OF OPERATIONS

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2005, the Company had a working capital deficiency of $661,581 which is not sufficient to met its planned business objectives or to fund ongoing operations for the next twelve months. The Company has accumulated losses of $3,070,619 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

3.

NON-CASH TRANSACTIONS

During the period ended March 31, 2005, the Company issued 105,000 common shares to settle finders fees  payable of $23,100.  During the period ended March 31, 2005 the Company issued a total of 118,000 common shares for deemed consideration of $1,180 to settle foreign exchange related to the Euro dollar  in regard to the acquisition of Satelinx Tracking Systems Inc.

4.

SUBSEQUENT EVENTS

On April 25, 2005, the Company filed a stock option and stock award plan under an S-8 registration statement for a total of 20,000,000 shares.   On  April 26, 2005

, the Company issued a total of 9,600,000 shares and on April 28, 2005, the Company issued a total of 10,260,000 shares, both issuances were pursuant to this stock option and stock award plan for services rendered to various consultants to the Company and its wholly owned subsidiary, Satelinx Tracking Systems Inc.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present based on current operations, Satelinx International Inc. (the “Company”)  does not have sufficient cash and liquid assets to satisfy it’s cash requirements on a monthly basis. While the Company does generate income from it’s sales of tracking units from it’s subsidiary, these proceeds are not sufficient to meet the Company’s current monthly overhead, which includes the ongoing operations of it’s subsidiary. The Company will require approximately $1,300,000 USD to cover it’s anticipated overhead and operational needs for the upcoming twelve month period. Revenues generated from operations are expected to contribute $1,000,000 USD towards overhead and operational needs.   While the company has projected gross revenues of $1,000,000USD from it’s tracking units and fleet operations which is projected to be used for operations, such projections are subject to numerous factors that are beyond the control of the Company and there can be no assurance that the $1,000,000USD will be available.

The Company will be required to raise additional capital to meet it’s projected costs should it not be successful in achieving it’s projected gross revenue. The Company will attempt to raise these additional funds through the sale of shares of common stock. The Company may alternatively be required to identify additional sources for financing, and also intends to contract investors that have previously provided funds to the Company.

The Company’s budget of $1,300,000.00 in general and overhead expenses includes R&D expenditures of approximately $200,000.00 over the next twelve months on ongoing product refinement, technical upgrades and amounts paid to employees and consultants retained for the purpose of providing research and development.

The estimated gross revenues in the next twelve months will be derived from sales of tracking units and monthly residual fees from the marketing, licensing or joint venture agreements that the Company has entered into in Greece, the United States and  Malaysia. The Company has a 51% interest in all of these marketing, licensing or joint venture agreements that it has entered into. The Company has also entered into a manufacturing agreement with business partners in Taiwan.

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

LEGAL PROCEEDINGS

Not applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended March 31, 2005 the Company authorized the issuance of 100,000 common shares to an  investor for $35,000.00 by way of a private placement for working capital.

The Company also issued a total of 105,000 common shares to various parties pursuant to a finders fee related to the Company concluding a Joint Venture for Malaysia, and a total of 118,000 common shares pursuant to the settlement of foreign exchange related to the Euro to various shareholders who were issued shares for the acquisition of Satelinx Tracking Systems Inc.

The 100,000 common shares and the 105,000 common shares were issued pursuant to exemptions provided by Section 4(2) of the U.S. Securities ACT of 1933 (the “Act”), Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Act and Regulation S promulgated by the SEC under the Act.  The Company deemed reliance on these provisions to be appropriate due to the fact that the shares were issued to a very limited number of people, all of whom are non-U.S. residents and most of whom are accredited investors due to their relationships with the Company.  No general advertising or publications were utilized in connection with the issuance of these shares.  No commissions or finders fees were paid by the Company in connection with the issuance of these shares.

The 118,000 common shares were issued as free trading shares.  The Company did not file a registration statement to register any of its common shares.  The issuance of these common shares without filing a registration statement is  a violation of Section 5 of the Securities Act of 1933 (the “Securities Act”) since the issuance of free trading shares is subject to a requirement for registration under the Securities Act.

Section 12 of the Securities Act provides that anyone that offers or sells securities in violation of Section 5 of the Securities Act shall be liable to the person purchasing such security, who may sue either in any court of competent jurisdiction, to recover the consideration paid for such security with interest thereon, less the amount of any income received thereon, upon the tender of such security, or for damages if he no longer owns the security.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
2.1	Share Exchange Agreement dated as of October 2, 2001 between the Registrant and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
2.2	Share Exchange Agreement dated as of October 2, 2001 between Medan Management Corp. and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
3(i).2	Certificate of Amendment of the Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).3	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).1	Amendment No. 1 to the Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.1	Employment Agreement with Kenneth Liebscher	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.2	Share Exchange Agreement dated as of September 2, 2004 between the Registrant and the shareholders of Satelinx Tracking Systems Inc.	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-KSB for the period ending December 31, 2003 filed November 12, 2004.
10.3	Letter of Intent between Athanassioa Pilinounis and Satelinx Tracking Systems Inc. dated October 12, 2004	Filed herewith
10.4	Licensing Agreement between Satelinx International Inc. and Satelinx USA LLC dated March 23, 2005	Filed herewith

10.5	Joint Venture Agreement between Satelinx International Inc. and Mr. Lew Kim Soon, Mr. Foo Chee Han and Mr. Wong Kin Shin for the establishment of a joint venture for Malaysia.	Filed herewith
31	Rule 13a – 14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certification	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELINX INTERNATIONAL INC.

Date: May 20, 2005

By: /s/ Sam Grinfeld

Name:  Sam Grinfeld

Title:  President and Director