Form 10QSB
period 2005-06-30
SATELINX INTERNATIONAL INC.
filed 2006-03-03
CIK 1082706

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2005

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

Yes  ___

No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

47,691,127 shares of common stock, $.001 value, as of  February 17, 2006

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Interim Consolidated Balance Sheet	F-1

Interim Consolidated Statements of Loss and Deficit	F-2

Interim Consolidated Statements of Cash Flows	F-3

Interim Statements of Stockholder’s Equity (deficiency)	F-4 - F-6

Notes to Interim Financial Statements	F-7

SATELINX INTERNATIONAL INC. INTERIM CONSOLIDATED BALANCE SHEETS June 30, 2005 and December 31, 2004 (Stated in US Dollars) (Unaudited)
	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current Assets
Cash	$1,829	$8,077
Prepaid expenses	21,502	21,502
Accounts receivable	57,011	-
Total Current Assets	80,342	29,579

Goodwill	219,259	219,259
Capital Assets	154,775	141,013

	$454,376	$389,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$468,253	$665,008
Due to related parties	391,595	242,699

	$859,848	$907,707

Stockholders' Deficiency
Preferred stock, $0.01 par value 20,000,000 shares authorized , none issued. Common stock, $0.01, par value 80,000,000 shares authorized 42,024,912 shares outstanding as of June 30, 2005	654,680	644,760
Paid in capital	2,428,663	2,152,561
Comprehensive loss	(99,801)	(84,559)
Deficit	(3,389,014)	(3,230,618)
	(405,472)	(517,856)
	$454,376	$389,851

The accompanying notes are an integral part of these unaudited  financial statement

SATELINX INTERNATIONAL INC. INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT For the six months ended June 30, 2005 and 2004 (Stated in US Dollars) (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$2,060	-	301,632	-

Expenses
General and Administrative	$304,950	6,000	423,999	12,000
Selling	$13,082	-	31,997	-
Financial	$2,423	-	3,675	-
	$320,455	6,000	459,671	12,000

Net Income (loss) for the period	$(318,395)	(6,000)	(158,039)	(12,000)

Deficit, beginning of the period	$(3,070,619)	(2,057,379)	(3,230,975)	(2,051,379)

Deficit, end of the period	$(3,389,014)	(2,063,379)	(3,389,014)	(2,063,379)

Basic earnings (loss) per share	$(0.01)	0.05	(0.00)	0.05

Weighted Average number of Shares Outstanding	41,951,363	38,312,721	41,951,363	38,312,721

The accompanying notes are an integral part of these unaudited  financial statements

SATELINX INTERNATIONAL INC. INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30, 2005 and 2004 (Stated in US Dollars) (Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flow from (used in) Operating Activities
Net Income (loss) for the period	$(318,395)	(6,000)	(158,039)	(12,000)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Changes in non-cash working capital balances related to operations:
Source (use) of
Accounts receivable	$768	-	(57,011)	-
Issue of stock	$161,940	-	186,220	-
Accounts payable	$16,056	6,000	(196,755)	12,000
	$(139,631)	-	(225,585)	-

Cash Flow from (used in) Investing Activities
Acquisition of Capital Assets	$-	-	(13,762)	-

Cash flow from (used in) financing activities
Issue of stock	$64,800	-	99,800	-
Due to related parties	$100,542	-	148,541	-
	$165,342	-	248,341	-

Effect of foreign currency exchange rate	$(26,270)	-	(15,242)	-

Net Increase (decrease) in cash and cash equivalents	$(559)	-	(6,248)	-

Cash and cash equivalents, beginning of the period	$2,388	-	8,077	-

Cash and cash equivalents, end of the period	$1,829	-	1,829	-

The accompanying notes are an integral part of these unaudited  financial statements

SATELINX INTERNATIONAL INC. INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) For the period from August 24, 1998 (Date of Incorporation) to June 30, 2005 (Stated in US Dollars) (Unaudited)
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

The accompanying notes are an integral part of these unaudited  financial statements

SATELINX INTERNATIONAL INC. INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) For the period from August 24, 1998 (Date of Incorporation) to June 30, 2005 (Stated in US Dollars) (Unaudited)
	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Comprehensive Loss	Total
		$	$	$	$	$
Foreign currency translation					11,028	11,028
Shares issued to investor	100,000	1,000	34,000	-	-	35,000
Shares issued for finders fee	105,000	1,050	22,050	-	-	23,100
Shares issued to correct initial allocation to investors pursuant to acquisition agreement	118,000	1,180	-	-	-	1,180
Net Income	-	-	-	159,999	-	159,999
Balance at March 31, 2005	41,355,912	647,990	2,208,613	(3,070,619)	(73,531)	(287,547)

Shares issued for finders fees	489,000	4,890	153,450	-		158,340
Shares issued for private placement	180,000	1,800	66,600	-		68,400
Foreign currency translation	-	-	-	-	(26,270)	(26,270)
Net income (loss)	-	-	-	(318,395)	-	(318,395)
Balance at June 30, 2005	42,024,912	654,680	2,428,663	(3,389,014)	(99,801)	(405,472)

The accompanying notes are an integral part of these unaudited financial statements

SATELINX INTERNATIONAL INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2005

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

2.

CONTINUANCE OF OPERATIONS

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2005, the Company had a working capital deficiency of $779,506 which is not sufficient to met its planned business objectives or to fund ongoing operations for the next twelve months. The Company has accumulated losses of $3,389,014 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

3.

NON-CASH TRANSACTIONS

During the three month period ended June 30, 2005, the Company issued 489,000 common shares under the Company’s S-8 registration statement  for  consulting services valued at  $158,340.

4.

SUBSEQUENT EVENTS

During the period ended September, 30, 2005, the Company returned to treasury a total of 19,860,000 common shares which had been previously issued.   These shares had been issued for various consulting fees and finders fees under an S-8 registration statement filed by the Company on April 26, 2005.  Upon review, the Company determined that the shares did not qualify to be issued under the S-8 and therefore they requested return of the shares for cancellation.

.

On September 19, 2005, Mr. Sam Grinfeld resigned as President and Mr. Robert Ireland was appointed as President of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

At present based on current operations, Satelinx International Inc. (the Company) does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  While the Company does generate income from its sales of tracking units from its subsidiary, these proceeds are not sufficient to meet the Company’s current monthly overhead of $25,000, which includes the ongoing operations of its subsidiary.  The Company will require approximately $300,000 USD to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelvemonth period.  Revenues generated from operations are expected to contribute approximately $400,000 in gross revenues and offset operational activity by approximately $300,000.  Should anticipated gross revenues over the coming twelve months fail to be achieved, based on the Company’s current run rate for gross revenues and the net contribution to overhead, the Company may be required to raise up to $300,000 to meet anticipated expenditures.

While the Company has projected gross revenues from its sale of tracking units  of approximately $400,000 over the upcoming twelve months, such projections are subject to numerous factors that are beyond the Company’s control.  Projected operational costs and overhead of $300,000 include $100,000 for inventory and $200,000 in general operating expenses relating to the Company and its subsidiary.  As noted above, the Company may be required to raise approximately $300,000 to meet its projected costs should it not be successful in achieving its projected gross revenues.  The Company expects that it will be able to obtain additional equity and/or debt financing to meet this need.  The Company may be required to raise additional capital to meet its ongoing working capital requirements over the next twelve months and  may be required to identify additional sources for these funds.

The Company’s budget of $300,000 in general operating expenses includes the expenditure of approximnately $50,000 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation of tracking units, including amounts paid to employees and consultants retained for the purposes of providing research and development support.

Should it be required, and if the Company is able to negotiate favorable terms, the Company may look to raise funds in excess of the current cash requirement by way of debt or equity financing in order to accelerate its growth.  The Company is currently assessing strategic joint ventures with complementary businesses in order to enhance and support its current operational objectives.

The Company anticipates that its subsidiary will hire an additional one to two employees during the upcoming twelve months should the business meet projected operational and revenue targets.  The Company will also look to retain one additional employee to assist in corporate development and financial operations.

Results of operations

For the six month periods ended June 30, 2005 and 2004 the Company realized a loss from operations of $158,039 and $12,000 respectively.  The June 30, 2005 loss from operations includes the operations of the Company’s subsidiary that was acquired in August 2004.

General and administrative expenses were engaged in developing sales strategies in Malaysia, Greece and the U.S., in product development and in establishing franchising agreements.

Professional fees were engaged in consulting services, investor relations and in administrative expenses associated with the acquisition of the Company’s subsidiary.

Revenues were generated from the sale of tracking units and primarily from franchising revenue.

There are no comparative transactions to the period ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005 the Company had negative working capital of $618,822 and negative stockholders’ equity of $405,472 compared with negative working capital of $878,128 and negative stockholders’ equity of $517,856 as of December 31, 2004.  The Company’s working capital has increased as a result of sales and activities of its subsidiary and a reduction of accounts payable.  Stockholders’ equity increased predominantly as a result of shareholder investment.  As a result the Company was able to meet working capital requirements in amounts sufficient to fund operational losses and cash used as described in the Company’s financial statements during the current period.

During the six month period ended June 30, 2005, accounts receivable increased by $57,011, accounts payable and accrued liabilities decreased by $196,755 and amounts due to related parties increased by $148,896.

While the Company was able to obtain additional financial capital investment in amounts sufficient to fund operating losses and cash used as described in the Company’s financial statements for the period ended June 30, 2005, the Company will require additional working capital to fund operating plans over the next twelve months.

Liquidity

The Company anticipated it may need to raise up to $300,000 over the next twelve months to fully implement its existing business plan, which includes marketing efforts, the continued development and refinement of tracking units and related products, a consumer awareness and public relations campaign, concepts for development and distribution of related tracking products, expanded management resources and support staff and other day to day operational activities.

The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2006, 2007 and 2008 fiscal years.  The amount and timing of additional funds required can not be definitely stated as at the date of this report and will be dependant on a variety of factors.  As of the filing of this report, the Company has been successful in raising funds required to meet the Company’s existing operational expenses.  Funds have been raised through equity financing and conventional bank debt.  The Company anticipated revenues generated from the sale of its tracking units will reduce the requirement for additional funding, however, the Company can not be certain if it will be successful in achieving revenues from those operations.  The Company cannot be certain that it will be able to raise additional capital to fund its ongoing operations.

Sources of working capital

During the quarter ended June 30, 2005 the Company applied revenues generated from the sales of tracking units, and proceeds from equity financing to meet ongoing expenses and overhead.  The Company raised a total of $64,800 by way of a private placement during the quarter and the funds were allocated to working capital.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our  internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended June 30, 2005 the Company authorized the issuance of 180,000 common shares to an  offshore investor based in Malaysia for $68,400. by way of a private placement for working capital.

The foregoing issuance of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

During the period ended September, 30, 2005, the Company returned to treasury a total of 19,860,000 common

shares which had been previously issued.   These shares had been issued for various consulting fees and finders fees under an S-8 registration statement filed by the Company on April 26, 2005.  Upon review, the Company determined that the shares did not qualify to be issued under the S-8 and therefore they requested return of the shares for cancellation.

On September 19, 2005, Mr. Sam Grinfeld resigned as President and Mr. Robert Ireland was appointed as President of the Company.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
2.1	Share Exchange Agreement dated as of October 2, 2001 between the Registrant and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
2.2	Share Exchange Agreement dated as of October 2, 2001 between Medan Management Corp. and Filton International Ltd.	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).1	Articles of Incorporation, as amended	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
3(i).2	Certificate of Amendment of the Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(i).3	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).1	Amendment No. 1 to the Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated November 13, 2001
3(ii).2	Amended and Restated Bylaws of the Registrant	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.1	Employment Agreement with Kenneth Liebscher	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-SB filed April 6, 1999
10.2	Share Exchange Agreement dated as of September 2, 2004 between the Registrant and the shareholders of Satelinx Tracking Systems Inc.	Incorporated by reference to the Exhibits previously filed with the Corporation's Registration Statement on Form 10-KSB for the period ending December 31, 2003 filed November 12, 2004.
10.3	Letter of Intent between Athanassioa Pilinounis and Satelinx Tracking Systems Inc. dated October 12, 2004	Incorporated by reference to the Exhibits previously filed with the Corporation's Quarterly Report on Form 10-QSB for the period ending March 31, 2005 filed May 23, 2005.
10.4	Licensing Agreement between Satelinx International Inc. and Satelinx USA LLC dated March 23, 2005	Incorporated by reference to the Exhibits previously filed with the Corporation's Quarterly Report on Form 10-QSB for the period ending March 31, 2005 filed May 23, 2005.

10.5	Joint Venture Agreement between Satelinx International Inc. and Mr. Lew Kim Soon, Mr. Foo Chee Han and Mr. Wong Kin Shin for the establishment of a joint venture for Malaysia.	Incorporated by reference to the Exhibits previously filed with the Corporation's Quarterly Report on Form 10-QSB for the period ending March 31, 2005 filed May 23, 2005.
31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELINX INTERNATIONAL INC.

Date: March 3, 2006

By:   /s/ Sam Grinfeld

Name:  Sam Grinfeld

Title:  Chief Executive Officer and Acting Chief Financial Officer