Form 10QSB
period 2005-09-30
SATELINX INTERNATIONAL INC.
filed 2006-03-03
CIK 1082706

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2005

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

Yes

  No X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Interim Consolidated Balance Sheet	F-1

Interim Consolidated Statements of Loss and Deficit	F-2

Interim Consolidated Statements of Cash Flows	F-3

Interim Statements of Stockholder’s Equity (deficiency)	F-4 - F-6

Notes to Interim Financial Statements	F-7

SATELINX INTERNATIONAL INC. INTERIM CONSOLIDATED BALANCE SHEETS September 30, 2005 and December 31, 2004 (Stated in US Dollars) (Unaudited)
	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current Assets
Cash	$2,326	$8,077
Prepaid expenses	21,502	21,502
Accounts receivables	57,011	0
	80,839	29,579

Goodwill	219,259	219,259
Capital Assets	160,282	141,013

	$460,380	$389,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$491,485	$665,008
Due to related parties	349,796	242,699

	$841,281	$907,707

Stockholders' Deficiency
Preferred stock, $0.01 par value 20,000,000 shares authorized , none issued Common stock, $0.01, par value 80,000,000 shares authorized 42586,960, shares outstanding as at September 30, 2005	660,300	644,760
Paid in capital	2,480,453	2,152,561
Comprehensive Loss	(63,345)	(84,559)
Deficit	(3,458,309)	(3,230,618)
	(380,901)	(517,856)
	$460,380	$389,851

The accompanying notes are an integral part of these unaudited  financial statement

SATELINX INTERNATIONAL INC. INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT For the Nine months ended September 30, 2005 and 2004 (Stated in US Dollars) (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$20,650	0	322,282	0

Expenses
General and Administrative	$87,654	34,652	511,653	46,652
Selling	$(1,439)	-	30,915	-
Financial	$3,730	-	7,405	-
	$89,945	34,652	549,973	46,652

Net Income (loss) for the period	$(69,295)	(34,652)	(227,691)	(46,652)

Deficit – beginning of the period	$(3,389,014)	(2,063,379)	(3,230,618)	(2,051,379)

Deficit – end of the period	$(3,458,309)	(2,098,031)	(3,458,309)	(2,098,031)

Basic Earnings (loss) per share	$(0.00)	0.00	(0.00)	0.00

Weighted average number of Shares Outstanding	42,105,979	38,706,220	42,105,979	38,706,220

The accompanying notes are an integral part of these unaudited  financial statements

SATELINX INTERNATIONAL INC. INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine months ended September 30, 2005 and 2004 (Stated in US Dollars) (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from (used in) Operating Activities
Net Income (loss) for the period	$(69,295)	(34,652)	(227,691)	(46,652)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Changes in non-cash working capital balances related to operations:
Source (use) of
Accounts Receivable	$-	-	(57,011)	-

Accounts Payable	$23,232	(83,368)	(173,523)	(71,368)
Due to related parties	$(41,799)	-	106,742	-
	(87,862)	(118,020)	(351,483)	(118,020)

Cash Flow from (used in) Investing Activities
Acquisition of Capital Assets	$(5,507)	-	(18,912)	-
Issuance of Capital stock	57,410	118,020	343,430	118,020

	(51,903)	118,020	324,518	118,020
Effect of foreign currency exchange rate	$36,456	-	21,214	-

Net Increase (decrease) in cash and cash equivalents	$497	-	(5,751)	-

Cash and cash equivalents, beginning of the period	$1,829	-	8,077	-

Cash and cash equivalents, end of the period	$2,326	-	2,326	-

The accompanying notes are an integral part of these unaudited  financial statements

SATELINX INTERNATIONAL INC. INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) For the period from August 24, 1998 (Date of Incorporation) to September 30, 2005 (Stated in US Dollars) (Unaudited)
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

The accompanying notes are an integral part of these unaudited  financial statements

SATELINX INTERNATIONAL INC. INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) For the period from August 24, 1998 (Date of Incorporation) to September 30, 2005 (Stated in US Dollars) (Unaudited)
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

The accompanying notes are an integral part of these unaudited  financial statements

SATELINX INTERNATIONAL INC. INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) For the period from August 24, 1998 (Date of Incorporation) to September 30, 2005 (Stated in US Dollars) (Unaudited)
	Common Stock Number	Par Value	Additional paid in capital	Accumulated Deficit	Comprehensive Loss	Total
		$	$	$	$	$
Foreign currency translation	-	-	-	-	11,028	11,028
Shares issued to investor	100,000	1,000	34,000	-	-	35,000
Shares issued for finders fee	105,000	1,050	22,050	-	-	23,100
Shares issued to correct initial allocation to investors pursuant to acquisition agreement	118,000	1,180	-	-	-	1,180
Net Income	-	-	-	159,999	-	159,999
Balance at March 31, 2005	41,355,912	647,990	2,208,613	(3,070,619)	(73,531)	(287,547)

Shares issued for finders fees	489,000	4,890	153,450	-		158,340
Shares issued for private placement	180,000	1,800	66,600	-		68,400

Foreign currency translation	-	-	-	-	(26,270)	(26,270)
Net income (loss)	-	-	-	(318,395)	-	(318,995)
Balance at June 30, 2005	42,024,912	654,680	2,428,663	(3,389,014)	(99,801)	(405,472)
Shares issued for consulting fees	562,048	5,620	51,790		-	57,410
Foreign currency translation					36,456	36,456
Net income (loss)	-	-	-	(69,295)	-	(69,295)
Balance at September 30, 2005	42,586,960	660,300	2,480,453	(3,458,309)	(63,345)	(380,901)

The accompanying notes are an integral part of these unaudited financial statements

SATELINX INTERNATIONAL INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2005

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

2.

CONTINUANCE OF OPERATIONS

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2005, the Company had a working capital deficiency of $779,506 which is not sufficient to meet its planned business objectives or to fund ongoing operations for the next twelve months. The Company has accumulated losses of $147,854 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

On September 19, 2005, Mr. Sam Grinfeld resigned as President and Mr. Robert Ireland was appointed as President of the Company.

4.

SUBSEQUENT EVENTS

We have a total of 47,691,127 outstanding shares as of February 17, 2006.  The following shares were issued after September 30, 2005.  On January 11, 2006, there were 3,900,000 shares issued under the S-8 for consulting services commencing in January 2006 fiscal year.  On January 11, 2006, there were shares issued for private placement by investors.  The shares were subscribed for 5 cents a share, total shares issued 2,900,000.  Also, on November 11, 2005, 1,695,833 shares were cancelled and returned to treasury.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present based on current operation, Satelinx International Inc., does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  While the Company does generate income from its sales of tracking units from its subsidiary, these proceeds are not sufficient to meet the Company’s current monthly overhead of $25,000, which includes the ongoing operations of its subsidiary.  The Company will require approximately $300,000 USD to cover its anticipated overhead and operational needs, inclusive of inventory, for the upcoming twelve month period.  Revenues generated from operations are expected to contribute approximately $400,000 in gross revenues and offset operational overhead by approximately $300,000.  Should anticipated gross revenues over the upcoming twelve months fair to be achieved, based on the Company’s current run rate for gross revenues and the net contribution to overhead, the Company may be required to raise up to $300,000 to meet anticipated expenditures.

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

The Company’s budget of $300,000 in general operating expenses includes the expenditure of approximately $50,000 over the next twelve months on ongoing product refinement, technical support, the development of second and third generation including amounts paid to employees and consultants retained for the purposes of providing research and development support.

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

Results of Operations

From the nine month periods ended September 30, 2005 and 2004 the Company realized a loss from operations of $227,691 and $46,652 respectively.  The September 30, 2005 loss from operations includes the operations of the Company’s subsidiary that was acquired in August 2004.

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

There are no comparative transactions to the period ending September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, the Company had negative working capital of $760,442 and negative stockholders’ equity of $380,901 compared with negative working capital of $878,128 and negative stockholders’ equity of $517,856 as of December 31, 2004.  The Company’s working capital has increased as a result of sales and activities of its subsidiary and a reduction of accounts payables.  Stockholders’ equity increased predominantly as a result of shareholder investment.  As a result the Company was able to meet working capital requirements in amounts sufficient to fund operational losses and cash used as described in the Company’s financial statements during the current period.

During the nine month period ended September 30, 2005, accounts receivables increased by $57,011, accounts payable and accrued liabilities decreased by $173,523 and amounts due to related parties increased by $107,097.

While the Company was able to obtain additional financial capital investment in amounts sufficient to fund operating losses and cash used a described in the Company’s financial statements for the period ended September 30, 2005, the Company will require additional working capital to fund operating plans over the next twelve months.

The Company anticipates it may need to raise up to $300,000 over the next twelve months to fully implement its existing business plan, which includes marking efforts, the continued development and refinement of tracking units and related products, a consumer awareness and public relations campaign, concepts for development and distribution of related tracking products, expanded management resources and support staff, and other day to day operational activities.

The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated benchmarks over the 2006, 2007 and 2008 fiscal years.  The amount and timing of additional funds required cannot be definitely stated as at the date of this report and will be dependent on a variety of factors.   As of the filing of this report, the Company has been successful in raising fund required to meet the Company’s existing operational expenses.  Funds have been raised through equity financing and conventional bank debt.  The Company anticipates revenues generated fro the sale of its tracking units will reduce the requirement for additional funding, however, the Company cannot be certain if it will be successful in achieving revenues from those operations.  The Company cannot be certain that it will be able to raise additional capital to fund its ongoing operations.

Sources of working capital

During the three month period ended September 30, 2005, the Company applied revenues generated from the sales of tracking units.

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

SATELINX INTERNATIONAL INC.

Date: March 3, 2006

By: /s/ Sam Grinfeld

Name:  Sam Grinfeld

Title:  Chief Executive Officer and Director